Form 10QSB
period 2005-09-30
QUETZAL CAPITAL I INC
filed 2005-11-14
CIK 1332412

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-51420

                          ----------------------------


                             QUETZAL CAPITAL I, INC.
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                                       20-3061892
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)

            854 NE 78TH STREET                                  33487
            BOCA RATON, FLORIDA                               (Zip Code)
  (Address of principal executive offices)

                                 (561) 512-0655
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Disclosure Format (check one):  Yes |_| No  |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at October 31, 2005
--------------------------------------          -------------------------------
Common Stock, $.01 par value per share                   5,000,000 shares

================================================================================

                             QUETZAL CAPITAL I, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I FINANCIAL INFORMATION                                                  2

   Item 1. Financial Statements                                               2

      Balance Sheet                                                           2

      Statements of Operations                                                3

      Statements of Cash Flows                                                4

      Notes to Financial Statements                                           5

   Item 2. Management's Discussion and Analysis or Plan of Operation          8

   Item 3. Controls and Procedures                                            9

PART II OTHER INFORMATION                                                    10

   Item 6. Exhibits                                                          10

SIGNATURES                                                                   11

 Exhibit 31.1                                                                13
 Exhibit 32.1                                                                14

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             QUETZAL CAPITAL I, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS:
     Cash & cash equivalents                                         $    5,000
                                                                     ----------
             Total assets                                            $    5,000
                                                                     ==========

               LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable & accrued expenses                             $    7,656
                                                                     ----------

SHAREHOLDERS' DEFICIENCY
     Common stock, $.001 par value, 100,000,000 shares authorized;
        5,000,000 issued and outstanding                                  5,000
     Accumulated deficit                                                 (7,656)
                                                                     ----------
             Total shareholders' deficiency                              (2,656)
                                                                     ----------
             Total liabilities and shareholders' deficiency          $    5,000
                                                                     ==========


            See accompanying notes to unaudited financial statements

                                              QUETZAL CAPITAL I, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                                           FOR THE THREE MONTH PERIOD    JUNE 27, 2005 (INCEPTION)
                                                            ENDED SEPTEMBER 30, 2005       TO SEPTEMBER 30, 2005
                                                           --------------------------    ------------------------
REVENUE:                                                                 $         --                 $        --

EXPENSES:
      ORGANIZATION COSTS                                                           --                         156
      ACCOUNTING                                                                   --                       5,000
      LEGAL                                                                        --                       2,500
                                                                         ------------                 -----------
NET LOSS                                                                 $         --                 $    (7,656)
                                                                         ============                 ===========
BASIC AND DILUTED NET LOSS PER SHARE                                     $         --                 $    (0.002)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATING
    BASIC AND DILUTED NET LOSS PER SHARE                                    5,000,000                   5,000,000
                                                                         ============                 ===========


                             See accompanying notes to unaudited financial statements

                                              QUETZAL CAPITAL I, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)

                                                           FOR THE THREE MONTH PERIOD    JUNE 27, 2005 (INCEPTION)
                                                            ENDED SEPTEMBER 30, 2005      TO SEPTEMBER 30, 2005
                                                           --------------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $         --                 $    (7,656)
    Increase in accounts payable                                                   --                       7,656
                                                                         ------------                 -----------
               Net cash used in operating activities                               --                          --

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                         --                       5,000
                                                                         ------------                 -----------
NET INCREASE IN CASH & CASH EQUIVALENTS                                            --                       5,000
                                                                         ------------                 -----------
CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                      5,000                          --
                                                                         ------------                 -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                                  $      5,000                 $     5,000
                                                                         ============                 ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
    Taxes paid                                                           $         --                 $        --
                                                                         ============                 ===========
    Interest paid                                                        $         --                 $        --
                                                                         ============                 ===========


                             See accompanying notes to unaudited financial statements

                             QUETZAL CAPITAL I, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period June 27, 2005 (Inception) through June 30, 2005 were filed on August 1, 2005 with the Securities and Exchange Commission (the "Commission") and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 and for the period June 27, 2005 (Inception) through September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

      Quetzal Capital I, Inc. (the "Company"), a development stage company, was incorporated in Florida on June 27, 2005. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At September 30, 2005, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to the filings with the Commission and identification of businesses. The Company's fiscal year ends on December 31st.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

      The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares.

USE OF ESTIMATES

      The  preparation  of financial  statements in conformity  with  accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely if the other assets, which are carried at contracted amounts that approximate fair value. Similarly, the Company's liabilities consist of liabilities recorded at fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of the FASB Statement No. 13, and Technical
Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of FASB No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of FASB 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

      In July 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. The provisions of this Statement institute the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. Further, the provisions of the Statement that relate to the application of Statement 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises.

GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred an operating loss. Such loss may impair its ability to obtain additional financing. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares. Owners of the shares, in order not to burden the Company, have agreed to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

NOTE 3 - SHAREHOLDERS' EQUITY

      On June 27, 2005, the Company issued 5,000,000 shares of common stock, par value $.001 per share, to its initial shareholder in exchange for $5,000 in cash.

NOTE 4 - INCOME TAXES

      The components of the Company's tax provision as of September 30, 2005 were as follows:

      Current income tax expense                           $           --
      Deferred income tax (benefit)                                    --
                                                           --------------
                                                           $           --
                                                           ==============

      Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

      Net operating loss carryforward                      $        2,948
                                                           --------------

      Deferred tax asset                                            2,948
      Valuation allowance                                          (2,948)
                                                           --------------
      Net Deferred tax asset                               $           --
                                                           ==============

      Net operating loss carryforwards totaled approximately $7,656 at September 30, 2005. The net operating loss carryforwards will begin to expire in the year 2025 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at September 30, 2005 due to uncertainty of realizing the deferred tax assets.

      The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period September 30, 2005:

      Tax expense (benefit) at Federal rate (35%)          $       (2,680)

      State income tax, net of Federal benefit                       (268)

      Change in valuation allowance                                 2,948
                                                           --------------
      Net income tax (benefit) allowance                   $           --
                                                           ==============

      Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

      Quetzal Capital I, Inc., a Florida corporation (the "Company", "us", "we" and "our"), is a development stage company conducting no business operations, other than our efforts to effect a business combination with a target business that desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which we consider to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We have generated no cash flow. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and ultimately, engage in future profitable operations.

      Presently, we are not in a position to meet our cash requirements for the next 12 months. We neither generate any cash revenue nor cash flow. Our operating costs, which include professional fees and costs related to an anticipated business combination, are likely to exceed $5,000, which is our available cash. It is possible that a business combination might not occur during the next 12 months, if at all. In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

      Prior to the occurrence of a business combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can pay our operating expenses. As of September 30, 2005, we had a total of $5,000 in cash. As of the date of this report, no commitments of any kind to provide additional funds have been made by management, our sole shareholder, Talles Family Holdings, or any other third person. There are no agreements or understandings of any kind with respect to any loans to be made on our behalf. Accordingly, there can be no assurance that any additional funds will be available to allow us to cover our operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      A summary of significant accounting policies is provided in Note 1 to our financial statements included in our 2005 Form 10-SB. Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

      The preparation of financial statements in conformity with generally accepted accounting principles requires our sole officer and director to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

PLAN OF OPERATION

      The Company was incorporated in Florida on June 27, 2005. We intend to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At September 30, 2005 we had not yet commenced any formal business operations and all activity to date has related to the Company's formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Commission and identification of businesses. We did not incur any expenses during the three-month period ended September 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of the FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of FASB No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of FASB 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

      In July 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. The provisions of this Statement institute the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. Further, the provisions of the Statement that relate to the application of Statement 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises.

ITEM 3.  CONTROLS AND PROCEDURES

      The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"). Our sole officer and director has reviewed the effectiveness of the Company's disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 30, 2005, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

      In connection with its evaluation during the quarterly period ended September 30, 2005, the Company has made no change in the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)   Exhibits

        Exhibit 31.1  302 Certification - Ellen J. Talles
        Exhibit 32.1  906 Certification - Ellen J. Talles

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUETZAL CAPITAL I, INC.


DATE: November 14, 2005

                                    By: /s/ Ellen J. Talles
                                      ------------------------------------------
                                      Ellen J. Talles
                                      President, Secretary and Treasurer
                                     (Principal Financial Officer and Authorized
                                      Officer)

                             Quetzal Capital I, Inc.

                                Index to Exhibits


Exhibit Number                       Description

Exhibit 31.1             302 Certification - Ellen J. Talles
Exhibit 32.1             906 Certification - Ellen J. Talles