Form 10QSB
period 2006-03-31
QUETZAL CAPITAL I INC
filed 2006-05-15
CIK 1332412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 0-51420

QUETZAL CAPITAL I, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-3061892 (I.R.S. Employer Identification Number)

2435 E. Coast Hwy., Suite 9 Corona del Mar, California (Address of principal executive offices)	92625 (Zip Code)

(949) 673-7091
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $.001 par value per share	5,000,000 shares

QUETZAL CAPITAL I, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

QUETZAL CAPITAL I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,905

Total assets	$1,905

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Loan from shareholder	$2,000
Accounts payable & accrued expenses	158
Total current liabilities	2,158

SHAREHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized;
5,000,000 issued and outstanding	5,000
Deficit accumulated during the development stage	(5,253)
Total shareholders' deficiency	(253)

Total liabilities and shareholders' deficiency	$1,905

QUETZAL CAPITAL I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period	June 27, 2005 (Inception)
	ended March 31, 2006	To March 31, 2006
Revenue	$-	$-

Expenses:
Bank Charges	111	111
Printing Costs	-	142
Organization Costs	-	156
Accounting	-	5,000
Legal	-	2,500
	111	7,909
Other income:	-	2,656
Debt forgiveness income

Net loss	$(111)	$(5,253)
Basic and diluted net loss per share	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	5,000,000	5,000,000

QUETZAL CAPITAL I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	January 1, 2006	June 27, 2005 (Inception)
CASH FLOWS FROM OPERATING ACTIVITIES:	To March 31, 2006	To March 31, 2006
Net loss	$(111)	$(5,253)
Increase in accounts payable	16	158

Net cash used in operating activities	(95)	(5,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		5,000
Proceeds from loan	2,000	2,000
Net cash provided by financing activities	2,000	7,000

NET INCREASE IN CASH & CASH EQUIVALENTS	1,905	1,905

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,905	$1,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-
Interest paid	$-	$-

QUETZAL CAPITAL I, INC.
(A Development Stage Company)

Notes to Financial Statements
March 31, 2006
Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements do include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. The audited financial statements for the period June 27, 2005 (Inception) through December 31, 2005 were filed on April 14, 2006 with the Securities and Exchange Commission (the “Commission”) and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Note 3 - Shareholders’ Equity

On June 27, 2005, the Company issued 5,000,000 shares of common stock, par value $.001 per share, to its initial shareholder in exchange for $5,000 in cash.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Overview

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

Item 3. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”). Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 31, 2006, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended March 31, 2006, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 6. Exhibits
(a) Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification - Tony N. Frudakis
Exhibit 32.1	906 Certification - Tony N. Frudakis

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUETZAL CAPITAL I, INC.

Date: May 15, 2006	By:	/s/ Tony N. Frudakis
Tony N. Frudakis
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Quetzal Capital I, Inc.

Index to Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification - Tony N. Frudakis
Exhibit 32.1	906 Certification - Tony N. Frudakis