Form 10QSB
period 2006-06-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2006-08-14
CIK 1332412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 0-51420

QUETZAL CAPITAL I, INC.
(Exact name of small business issuer as specified in its charter)
Florida	20-3061892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9040 Town Center Parkway Bradenton, Florida	34202
(Address of principal executive offices)	(Zip Code)

(949) 673-7091
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes þ No o

Transitional Small Business Disclosure Format (check one): Yes o No þ

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock, $.001 par value per share	5,000,000 shares

QUETZAL CAPITAL I, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

QUETZAL CAPITAL I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$236

Total current assets	236

Total Assets	$236

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Due to shareholders	$2,000

Total current liabilities	2,000

Shareholders' Deficiency:
Common stock, $.001 par value, 100,000,000
shares authorized; 5,000,000 shares
issued and outstanding	5,000
Deficit accumulated during the development stage	(6,764)

Total shareholders' deficiency	(1,764)

Total Liabilities and Shareholders' Deficiency	$236

See Accompanying Notes to Unaudited Financial Statements

QUETZAL CAPITAL I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
June 30, 2006 (Unaudited)

	For the three	For the six	June 27, 2005
	month period	month period	(Inception)
	ended June 30,	ended June 30,	To June 30,
	2006	2006	2006

Revenue:	$-	$-	$-

	-	-	-

Expenses:

Bank Charges	48	159	159
Filing fees	463	463	463
Printing Costs	-	-	142
Organization Costs			156
Accounting	7,000	7,000	12,000
Legal	-	-	2,500

	7,511	7,622	15,420

Other income:

Debt forgiveness income	6,000	6,000	8,656

Net loss	$(1,511)	$(1,622)	$(6,764)

Basic and diluted net loss per share	$-	$-	$-

Weighted average number of shares used in
calculating basic and diluted net loss per share	5,000,000	5,000,000	5,000,000

See Accompanying Notes to Unaudited Financial Statements

QUETZAL CAPITAL I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
June 30, 2006 (Unaudited)

June 27, 2005
January 1,	(Inception)
2006 To June	To June 30,
30, 2006	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,622)	$(6,764)
Adjustments to reconcile net loss
to net cash used in
operating activities:
Decrease in:	(142)	-
Accounts Payable

NET CASH USED IN OPERATING ACTIVITIES	(1,764)	(6,764)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	5,000
Proceeds from Loans	2,000	2,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	7,000

NET INCREASE (DECREASE) IN CASH	236	236

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$236	$236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

See Accompanying Notes to Unaudited Financial Statements

QUETZAL CAPITAL I, INC.
(A Development Stage Company)

Notes to Financial Statements
June 30, 2006
Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements do include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. The audited financial statements for the period June 27, 2005 (Inception) through December 31, 2005 were filed on April 14, 2006 with the Securities and Exchange Commission (the “Commission”) and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Note 2 - Accounting Policies and Operations

Organization

Quetzal Capital I, Inc. (the “Company”), a development stage company, was incorporated in Florida on June 27, 2005. The Company intended to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At June 30, 2006, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to the filings with the Commission and identification of businesses. The Company's fiscal year ends on December 31st.

Subsequent Event

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation (the “Company”) entered into a share exchange agreement with Valley Forge Composite Technologies, Inc., a Pennsylvania corporation (“VFCT”). The share exchange has been approved by the Company and its sole shareholder and by VFCT’s board of directors and a majority of its shareholders. The result of the share exchange is that VFCT became a wholly-owned subsidiary of the Company, and the Company changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation. Several related agreements were also made with parties associated or affiliated with the Company in connection with the approval of the share exchange. These agreements involve the approval of a consulting agreement and a warrant agreement with Coast To Coast Equity Group, Inc. (“CTCEG”), a company owned by the same shareholders who own the Company’s corporate shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), a registration rights agreement for QCF1, CTCEG and others. The details of the share exchange and the related agreements are set forth in detail and are also attached as exhibits to a Form 8-K, filed on July 11, 2006, as supplemental information.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$37,477
Accounts receivable	921,919

Total current assets	959,396

Property and equipment, net	10,851

Total Assets	$970,247

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$408,060
Due to shareholders	656,851

Total current liabilities	1,064,911

Shareholders' Deficiency:
Common stock, $.001 par value, 1,000
shares authorized; 1,000 shares
issued and outstanding	1
Additional paid-in capital	1,504,999
Accumulated deficit	(1,599,664)

Total shareholders' deficiency	(94,664)

Total Liabilities and Shareholders' Deficiency	$970,247

See Accompanying Notes to Unaudited Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
June 30, 2006 (Unaudited)

	For the six	For the six	For the three	For the three
	months ending	months ending	months ending	months ending
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

SALES	$1,339,511	$-	$-	$-

COSTS AND EXPENSES

Cost of sales	588,200	-	-	-
Research and Development	300,000	250,000	150,000	125,000
Selling and administrative expenses	823,066	35,670	65,959	16,517
	1,711,266	285,670	215,959	141,517

LOSS FROM OPERATIONS	(371,755)	(285,670)	(215,959)	(141,517)

OTHER INCOME

Investment income	56	67	9	37

NET LOSS	$(371,699)	$(285,603)	$(215,950)	$(141,480)

See Accompanying Notes to Unaudited Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
June 30, 2006 (Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(371,699)	$(285,603)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Depreciation expense	2,017	2,101
Contributed Capital for services	300,000	250,000
(Increase) Decrease in:
Accounts Receivable	(921,918)	-

Increase (decrease) in:
Accounts Payable and Accrued Expenses	526,831	(965)

NET CASH PROVIDED/USED BY	(464,769)	(34,467)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures	(4,131)	(402)

NET CASH USED IN	(4,131)	(402)
INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from shareholder	491,527	-
Loan repayment to shareholder	-	(18,100)

NET CASH PROVIDED BY (USED IN)	491,527	(18,100)
FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH	22,627	(52,969)

CASH AT BEGINNING OF PERIOD	14,850	69,756

CASH AT END OF PERIOD	$37,477	$16,787

See Accompanying Notes to Unaudited Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by Valley Forge Composite Technologies, Inc. (the “Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the summary of Accounting Policies included in the Company’s 2005 audited financial statements. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2005 audited financial statements should be read in conjunction with the accompanying interim financial statements. The interim operating results for the six months ended June 30, 2006 may not be necessarily indicative of the operating results expected for the full year.

Significant Accounting Policies
Except as may otherwise be provided herein, these unaudited financial statements have been prepared consistently with the accounting policies described in Note 1 to the Company’s financial statements for the year ended December 31, 2005.

Use of Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Nature of the Business
Valley Forge Composite Technologies, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on November 21, 1996 for the purpose of development and sales of scientific technologies.

Comprehensive Income
The Company follows the Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, due to/from stockholders and payables and accrued expenses. The carrying values of cash and cash equivalents, accounts receivable, due to/from stockholders and payables and accrued expenses approximate fair value because of their short maturities.

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and cash equivalents and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure.

There is a concentration of credit risk with accounts receivable since it is due from one customer and is uncollateralized. However, the Company considers the receivable to be fully collectible.

Cash Equivalents
The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition
The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. The Company generally recognizes revenue at the time product is shipped to the customer.

Income Taxes
The Company has elected by unanimous consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code and the Commonwealth of Pennsylvania. Under those provisions, the Company does not pay federal and state corporate income taxes on its taxable income. Instead, the stockholders are liable for individual federal and state income taxes on their respective shares of the Company’s taxable income (have included their respective shares of the Company’s net operating loss on their individual income tax returns).

NOTE 2 - MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since its inception in 1996, the Company was involved in the development and sales of scientific technologies. The sales through the years were sporadic but had high margins. However, in 2003, the Company entered into a Cooperative Research and Development Agreement, which is more fully described in Note 4.

The ultimate success of the Company in attaining sustainable profitability and positive cash flow from operations is dependent upon the successful development and commercialization of these advanced technologies including the Accelerator-Detector Complex together with obtaining sufficient capital or financing to support management plans.

NOTE 3 - DUE TO SHAREHOLDER

Amount represents payables to two shareholders with no stated interest or repayment terms.

NOTE 4 - COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

On July 14, 2003, a Cooperative Research and Development Agreement (“CRADA”) was executed between the Company and the Regents of the University of California (“Laboratory”). The U.S. Department of Energy (“DOE”) is the agency responsible for the federally-owned facility known as Lawrence Livermore National Laboratory (“LLNL”), University of California under a prime contract with DOE. The New Independent State of the former Soviet Union (“Participating NIS Institute”) is also participating in the CRADA.

The Company is responsible for the coordination of activities in Russia and the U.S., the demonstration of detection technologies with LLNL, and the development of market survey data and business commercialization plans for introducing the successful Accelerator-Detector Complex into the international transportation security market. The Company’s portion of total cost estimate for this 48 month CRADA project is $1,800,000, of which $500,000, $400,000 and $300,000 was incurred during the years ended December 31, 2005, 2004 and 2003. $300,000 and $250,000 of the Company’s total costs was incurred during the six months ended June 30, 2006 and 2005. The Company accounted for the CRADA project in accordance with Staff Accounting Bulletin Topic 5-T by recording a research and development cost through contributions by the stockholders.

NOTE 5 - RELATED PARTY TRANSACTION

During the six months ended June 30, 2006, the major shareholder of the Company advanced the Company $491,527.

NOTE 6 - MAJOR CUSTOMER

The sales in 2006 were to one customer located in Japan.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Quetzal Capital I, Inc., a Florida corporation (the “Company”, “us”, “we” and “our”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Plan of Operation

The Company was incorporated in Florida on June 27, 2005. We intend to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At June 30, 2006 we had not yet commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Commission and identification of businesses.

Off-Balance Sheet Arrangements

None.

Subsequent Event

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation (the “Company”) entered into a share exchange agreement with Valley Forge Composite Technologies, Inc., a Pennsylvania corporation (“VFCT”). The share exchange has been approved by the Company and its sole shareholder and by VFCT’s board of directors and a majority of its shareholders. The result of the share exchange is that VFCT became a wholly-owned subsidiary of the Company, and the Company changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation. Several related agreements were also made with parties associated or affiliated with the Company in connection with the approval of the share exchange. These agreements involve the approval of a consulting agreement and a warrant agreement with Coast To Coast Equity Group, Inc. (“CTCEG”), a company owned by the same shareholders who own the Company’s corporate shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), a registration rights agreement for QCF1, CTCEG and others. The details of the share exchange and the related agreements are set forth in detail and are also attached as exhibits to a Form 8-K, filed on July 11, 2006, as supplemental information.

Item 3. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”). Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of June 30, 2006, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended June 30, 2006, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 6. Exhibits
(a)	Exhibits

Exhibit No.	Exhibit Page No.	Description
2.1	*	Share Exchange Agreement Between Quetzal Capital 1, Inc. and the Shareholders of Valley Forge Composite Technologies, Inc., dated July 6, 2006
3(i)(1)	*	Articles of Amendment by Quetzal Capital 1, Inc.
4.3	*	Valley Forge Composite Technologies, Inc.’s Notice of Shareholder Action and Information Statement
4.4	*
Articles and Plan of Share Exchange Between Quetzal Capital 1, Inc., a Florida corporation, and Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, filed with the Florida Department of State, Division of Corporations, effective July 6, 2006

4.5	*
Articles and Plan of Share Exchange Between Quetzal Capital 1, Inc., a Florida corporation, and Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, filed with the Pennsylvania Department of State, Corporation Bureau, effective July 6, 2006

10.1	*	Registration Rights Agreement, dated July 6, 2006
10.2	*	Consulting Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.3	*	Warrant Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.4	*	Form of Investment Letter
14		Code of Ethics
14.1		Code of Conduct
31.1		13a-14(a)-15d-14(a) Certification - Louis J. Brothers
32.1		18 U.S.C. § 1350 Certification - Louis J. Brothers
99.2	*	Letter of Resignation by Tony N. Frudakis
* Incorporated by reference from Form 8-K filed on July 11, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUETZAL CAPITAL I, INC. (now known as VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.)

Date: August 14, 2006	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Quetzal Capital I, Inc.

Exhibit No.	Exhibit Page No.	Description
2.1	*	Share Exchange Agreement Between Quetzal Capital 1, Inc. and the Shareholders of Valley Forge Composite Technologies, Inc., dated July 6, 2006
3(i)(1)	*	Articles of Amendment by Quetzal Capital 1, Inc.
4.3	*	Valley Forge Composite Technologies, Inc.’s Notice of Shareholder Action and Information Statement
4.4	*
Articles and Plan of Share Exchange Between Quetzal Capital 1, Inc., a Florida corporation, and Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, filed with the Florida Department of State, Division of Corporations, effective July 6, 2006

4.5	*
Articles and Plan of Share Exchange Between Quetzal Capital 1, Inc., a Florida corporation, and Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, filed with the Pennsylvania Department of State, Corporation Bureau, effective July 6, 2006

10.1	*	Registration Rights Agreement, dated July 6, 2006
10.2	*	Consulting Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.3	*	Warrant Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.4	*	Form of Investment Letter
14		Code of Ethics
14.1		Code of Conduct
31.1		13a-14(a)-15d-14(a) Certification - Louis J. Brothers
32.1		18 U.S.C. § 1350 Certification - Louis J. Brothers
99.2	*	Letter of Resignation by Tony N. Frudakis
* Incorporated by reference from Form 8-K filed on July 11, 2006.