Form 10QSB
period 2006-09-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2006-11-14
CIK 1332412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-51420

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	20-3061892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

50 East River Center Boulevard, Suite 820 Covington, Kentucky	41011
(Address of principal executive offices)	(Zip Code)

(859) 581-5111
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Common Stock, $.001 par value per share	46,296,500 shares

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
-0-

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$191,616
Accounts receivable	921,919

Total current assets	1,113,535

Property and equipment, net	21,432

Other assets:
Security deposit	5,534

Total Assets	$1,140,501

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$355,367
Convertible debenture payable	42,000
Due to shareholders	633,552

Total current liabilities	1,030,919

Shareholders' Deficit
Common stock, $.001 par value, 100,000,000
shares authorized; 45,335,000 shares
issued and outstanding	45,335
Additional paid-in capital	2,014,126
Accumulated deficit	(1,949,879)

Total shareholders' deficit	109,582

Total Liabilities and Shareholders' Deficit	$1,140,501

See Accompanying Notes to Unaudited Consolidated Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ending		For the nine months ending
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$-	$-	$1,339,511	$-

Costs and expenses

Cost of sales	-	-	588,200	-
Research and development	150,000	125,000	450,000	375,000
Selling and administrative expenses	129,125	12,408	952,191	48,078
Stock based consulting	71,225	-	71,225	-
	350,350	137,408	2,061,616	423,078

Loss from operations	(350,350)	(137,408)	(722,105)	(423,078)

Other income

Investment income	135	43	191	110

Net loss	$(350,215)	$(137,365)	$(721,914)	$(422,968)

Loss per common share
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding
Basic	45,100,543	45,000,000	45,033,883	45,000,000
Diluted	45,100,543	45,000,000	45,033,883	45,000,000

See Accompanying Notes to Unaudited Consolidated Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(721,914)	$(422,968)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Depreciation expense	3,436	3,152
Contributed capital for services	450,000	375,000
Fair value of warrants issued for consulting services	71,225	-
Change in operating assets and liabilities
(Increase) Decrease in:
Accounts Receivable	(921,919)	-
Security deposit	(5,534)
Increase (decrease) in:
Accounts Payable and Accrued Expenses	349,138	(159)

NET CASH USED IN	(775,568)	(44,975)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures	(16,132)	(402)

NET CASH USED IN	(16,132)	(402)
INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from sale of common stock	335,000	-
Proceeds from convertible debenture payable	42,000	-
Loan from shareholder	591,466	-
Loan repayment to shareholder	-	(18,100)

NET CASH PROVIDED BY (USED IN)	968,466	(18,100)
FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH	176,766	(63,477)

CASH AT BEGINNING OF PERIOD	14,850	69,756

CASH AT END OF PERIOD	$191,616	$6,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-

Interest	$4,779	$52

See Accompanying Notes to Unaudited Consolidated Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Valley Forge Composite Technologies, Inc., a Florida corporation (the “Company”). (Prior to July 6, 2006, we were named Quetzal Capital 1, Inc.) The Company’s unaudited financial statements are consolidated with the results of its subsidiary, Valley Forge Composite Technologies, Inc., a Pennsylvania corporation (“VFCT”). (1)  These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described here and in the summary of Accounting Policies included in VFCT’s 2005 audited financial statements. These financial statements should be read in conjunction with the 2005 audited financial statement included in the Form 8-K. VFCT’s 2005 audited financial statements are contained in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) on July 11, 2006. Our Form 8-K is publicly available on the Commission’s website located at www.sec.gov.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in VFCT’s 2005 audited financial statements should be read in conjunction with the accompanying interim financial statements included in this Form 10-QSB. The interim operating results for the nine months ended September 30, 2006 may not be necessarily indicative of the operating results expected for the full year.

The consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiary. All material intercompany balances and transactions have been eliminated.

Share exchange agreement
On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation (“QC1”) entered into a share exchange agreement with Valley Forge Composite Technologies, Inc., a Pennsylvania corporation (“VFCT”). (1) QC1 was a reporting shell corporation with no operations. The share exchange was approved by QC1 and its sole shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and by VFCT’s board of directors and a majority of its shareholders. The result of the share exchange is that VFCT became a wholly-owned subsidiary of QC1, and QC1 changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation. Several related agreements were also made with parties associated or affiliated with QC1 in connection with the approval of the share exchange. These agreements involved the approval of a consulting agreement and a warrant agreement with Coast To Coast Equity Group, Inc. (“CTCEG”), a company owned by the same shareholders who own QC1’s sole corporate shareholder, QCF1, and a registration rights agreement for QCF1, CTCEG and others. The details of the share exchange and the related agreements are set forth in detail and are also attached as exhibits to the Company’s Form 8-K, filed with the Commission on July 11, 2006, as supplemental information.

Nature of the Business
Going forward from the July 2006 share exchange transaction, the only operating business of the Company has been the business of its subsidiary VFCT. VFCT was incorporated in Pennsylvania on November 21, 1996 and has engaged and continues to engage in the development and sales of scientific technologies.

Summary of Significant Accounting Policies
Except as may otherwise be provided herein, these unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 1 to VFCT’s financial statements for the year ended December 31, 2005.

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

(1)  In addition, the share exchange between QC1 and VFCT was accounted for as a reverse merger because on a post-merger basis, the former VFCT shareholders hold a majority of the outstanding common stock of QC1 on a voting and a fully diluted basis.  As a result, VFCT was deemed to be the acquirer for accounting purposes.  Accordingly, the consolidated financial statements presented, beginning with the period ending September 30, 2006, are the financial statements of the consolidated companies from the acquisition date forward.  The historical shareholders' deficit of VFCT prior to the acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of QC1's and VFCT's common stock, with an offset to additional paid-in capital.  The restated consolidated retained earnings of the accounting acquirer (VFCT) are carried forward after the acquisition.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, due to stockholders, accounts payables and accrued expenses. The carrying values of cash and cash equivalents, accounts receivable, due to stockholders, accounts payables and accrued expenses approximate fair value due to their short term maturities.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections and current credit conditions. Management believes that the accounts receivable balance as of September 30, 2006 is fully collectible, and therefore, no provision for uncollectible accounts has been made in these statements.

Property and Equipment
Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

Revenue Recognition
The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible. The Company generally recognizes revenue at the time product is shipped to the customer.

Income Taxes
Historically, the Pennsylvania Company has elected by unanimous consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code and the Commonwealth of Pennsylvania. Under those provisions, VFCT did not pay federal and state corporate income taxes on its taxable income. Instead, the stockholders were liable for individual federal and state income taxes on their respective shares of VFCT’s taxable income.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)
Effective July 6, 2006 (date of the exchange agreement explained in Note 7), VFCT is no longer a Subchapter S corporation and is now subject to corporate level taxes on its earnings..

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized.

Loss per common share
In accordance with SFAS No 128 “Earnings Per Share,” Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the periods below the Company excludes potentially dilutive securities from the loss per share calculations as their effect would have been anti-dilutive.

The following sets forth the computation of earnings per share.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005

Net loss	$	(350,215)	$	(137,365)	$	(721,914)	$	(422,968)
Weighted average shares outstanding		45,100,543		45,000,000		45,033,883		45,000,000
Loss per share - basic & dilutive		$(.01)		$(.00)		$(.02)		$(.01)

Share Based Payments
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share Based Payments (continued)

Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. Prior to January 1, 2006, neither VFCT nor QC1 had any stock-based compensation plans.

The Company granted 3,000,000 warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG during the quarter ended September 30, 2006. The warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares. A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%. Three months consulting expense  ($71,225) was attributed to the grant of these warrants during the quarter ended September 30, 2006. A reconciliation of these warrants issued and outstanding at September 30, 2006 is as follows:

Warrants outstanding at June 30, 2006	-
Granted	3,000,000
Exercised/forfeited	-
Warrants outstanding at September 30, 2006	3,000,000

Recent accounting pronouncements

In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after September 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,949,879 at September 30, 2006, net losses in the nine months ended September 30, 2006 of $721,914 and cash used in operations during the nine months ended September 30, 2006 of $775,568. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations. Management may attempt to raise additional funds by way of a public or private offering of its securities. While the Company believes in the viability of its strategy to improve sales volume and its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to raise additional funds. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to further implement its business plan and generate additional revenues and to raise additional funds provide the opportunity for the Company to continue as a going concern.

NOTE 3 - MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (see Note 2).

Since its inception in 1996, the Company was involved in the development and sales of scientific technologies. The sales through the years were sporadic but had high margins. However, in 2003, the Company entered into a Cooperative Research and Development Agreement for the development and commercialization of an Advanced-Detector Complex, which is more fully described in Note 5. The Company also seeks the acquisition, development, and commercialization of other advanced technologies.

The ultimate success of the Company in attaining sustainable profitability and positive cash flow from operations is dependent upon the successful development and commercialization of these advanced technologies including the Accelerator-Detector Complex together with obtaining sufficient capital or financing to support management plans.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4 - DUE TO SHAREHOLDER

Amount represents advances from two shareholders, due on demand with no stated interest or repayment terms.

NOTE 5 - COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

On July 14, 2003, a Cooperative Research and Development Agreement (“CRADA”) was executed between the Company and the Regents of the University of California’s Lawrence Livermore National Laboratory (“LLNL”), a laboratory funded by the U.S. Department of Energy (“DOE”). The New Independent State of the former Soviet Union, by the P.N. Lebedev Physical Institute of the Russian Academy of Sciences, is also participating in the CRADA.

The Company is responsible for the coordination of activities in Russia and the U.S., the demonstration of detection technologies with LLNL, and the development of market survey data and business commercialization plans for introducing the successful Accelerator-Detector Complex (also referred to in this Form 10-QSB as “THOR”) into the international transportation security market. The Company’s portion of total cost estimate for this 48 month CRADA project is $1,800,000, of which $500,000, $400,000 and $300,000 were incurred during the years ended December 31, 2005, 2004 and 2003. $450,000 and $375,000 of the Company’s total costs were incurred during the nine months ended September 30, 2006 and 2005. The Company accounted for the CRADA project in accordance with Staff Accounting Bulletin Topic 5-T by recording a research and development cost through contributions by the stockholders.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, the Company’s president and major shareholder of the Company advanced the Company $591,466. This amount is included in the due to shareholders balance on the balance sheet at September 30, 2006, bears no interest, and is due on demand.

On August 11, 2006, Coast to Coast Equity Group, Inc., a Company warrent holder, loaned the Company $42,000 as described in Note 9.

NOTE 7 - BUSINESS CONCENTRATIONS

The Company’s only sales in 2006 were to one customer located in Japan. As of September 30, 2006, this customer owes the Company $921,919. Management believes that this amount will be fully collectable.

NOTE 8 - DESCRIPTION OF LEASING ARRANGEMENTS

On September 1, 2006, the Company entered into a lease of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The term of the lease shall be for five years beginning on the first day of September, 2006 and ending on the last day of August, 2011.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 8 - DESCRIPTION OF LEASING ARRANGEMENTS (continued)

The annual base rent increases every 12 months starting at approximately $40,484 and ending at approximately $53,730. Under the terms of the lease, additional rent for operating expenses of the building shall also be payable by the Company at a pro rata share deemed to be 0.928%, which will total approximately $19,402 for the first 12 months. These expenses are anticipated to increase at a rate of 3% per year.

The following is a schedule of future minimum lease payments required under the lease:

September 30,
2007	$60,661
2008	69,349
2009	71,418
2010	73,562
2011	69,270
Total	$344,260

NOTE 9 - CONVERTIBLE DEBENTURE

On August 11, 2006, the Company issued a convertible debenture to CTCEG in the amount of $42,000 in exchange for cash received. The interest rate is of 4% per annum and runs from August 11, 2006. The amounts due may be paid in cash or cash equivalents, including but not limited to payment in the form of the Company’s common stock valued at $1.00 per share, or CTCEG may apply amounts due toward the cash exercise of CTCEG’s Warrant Agreement as referred to in Note 1.

NOTE 10 - STOCKHOLDERS’ DEFICIT

On June 27, 2005, the Company issued 5,000,000 shares of common stock, par value $.001 per share, to its initial shareholder in exchange for $5,000 in cash.

On July 6, 2006, the Company issued 40,000,000 shares of common stock, par value $.001 as part of the exchange agreement referred to in Note 1.

On July 6, 2006, the Company issued 3,000,000 warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in note 1. The Company recorded stock based consulting expense of $71,255 for the quarter ending September 30, 2006.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 10 - STOCKHOLDERS’ DEFICIT(continued)

On August 11, 2006, the Company issued a convertible debenture for $42,000 referred to in Note 9.

During the third quarter of 2006, the Company sold in private placement transactions 335,000 units at $1.00 per unit which consist of 1 share of common stock and 1 warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. The registration statement is required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders.

Common Stock Warrants

Stock warrant activity for the nine months ended September 30, 2006 is summarized as follows:

	Number of	Weighted average
	warrants	exercise price
Outstanding at September 30, 2006	0	$.000
Granted	3,335,000	1.50
Exercised	-	-

Outstanding at September 30, 2006	3,335,000	$1.50

The following table summarizes the Company's stock warrants outstanding at September 30, 2006:

Warrants outstanding and exercisable
		Weighted	Weighted
		average	average
Range of		remaining	exercise
exercise price	Number	life	price
$ 1.00	1,000,000	1.75	$1.00
$ 1.50	1,000,000	1.75	$1.50
$ 2.00	1,000,000	1.75	$2.00
$ 1.50	335,000.75		$1.50

NOTE 11 - REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of a registration rights agreement entered into on July 6, 2006, the Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued to CTCEG and to private securities purchasers (the unit purchasers), and to register for resale the 5,000,000 shares owned by QCF1, no later than 30 days after the Company obtains a shareholder base of 35 shareholders, and will use its best efforts to have the registration statement declared effective with the SEC within 180 days of the filing date. If the Company does not meet the scheduled filing date, it has agreed to pay liquidated damages as required in the registration rights agreement (incorporated by reference from exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 11, 2006). Similar registration rights apply to the Company’s sales of securities in private placement transactions. Management expects to timely file the registration agreement. Accordingly, liquidated damages have not been accrued as of the balance sheet date.

 NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2006 the Company sold an additional 961,500 shares of its securities in private placement transactions. The selling price of the securities was $1 per unit. Each unit consists of one share of common stock and one warrant to purchase one additional share of common stock for $1.50. The warrants must be exercised within six months of the effective date of the registration statement registering the units and the underlying common stock reserved for the warrants.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Valley Forge Composite Technologies, Inc., a Florida corporation (the “Company”, “us”, “we” and “our”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

On July 6, 2006, Quetzal Capital 1, Inc., which was a shell corporation incorporated in Florida in 2005, completed a share exchange with the shareholders of Valley Forge Composite Technologies, Inc., a Pennsylvania corporation (“VFCT”). As a result of the share exchange, there was a change in control of the shell corporation, and its status as a shell corporation ceased. VFCT became a wholly owned subsidiary of Quetzal Capital 1, Inc., and the management of VFCT became the management and controlling shareholders of Quetzal Capital 1, Inc. Simultaneously, the new controlling shareholders changed the name of Quetzal Capital 1, Inc. to Valley Forge Composite Technologies, Inc., a Florida corporation. Today, the entire operating business of the Company consists of the operations of its subsidiary, VFCT. VFCT was formed as a Pennsylvania corporation in November 1996.

At present, and for the last four years, VFCT has focused on the acquisition of the rights to manufacture and distribute the THOR LVX photonuclear detection system (“THOR” or “Accelerator-Detector Complex”) in the United States and to certain other countries and to develop THOR. To the best of VFCT’s knowledge, other than THOR, no existing device can effectively screen for explosives, drugs, micro organisms and nuclear materials, such as plutonium and weapons grade uranium. VFCT’s partners for next generation Explosives Detection Systems (“EDS”) are the Lawrence Livermore National Lab, which has recently been designated the “Center of Excellence” for EDS technologies, and the P. N. Lebedev Physical Institute (LPI), the premiere physics laboratory in the Russian Federation, which has developed THOR, a device that clearly exceeds current requirements for screening of explosives and is the only system of its kind.

Several related agreements were also made with parties associated or affiliated with the Company in connection with the approval of the share exchange. These agreements involve the approval of a consulting agreement and a warrant agreement with Coast To Coast Equity Group, Inc. (“CTCEG”), a company owned by the same shareholders who own Quetzal Capital 1, Inc.’s corporate shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and a registration rights agreement for QCF1, CTCEG and others. The details of the share exchange and the related agreements are set forth in detail and are attached as exhibits to a Form 8-K, filed on July 11, 2006, as supplemental information.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to VFCT’s 2005 audited financial statements (filed with the SEC on July 11, 2006 in the Company’s Form 8-K). Our executive officers and directors believe that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires our executive officers and directors to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Plan of Operation

The Company’s plan of operation for the next twelve months is to continue, and to facilitate if possible, the process of obtaining final U.S. government approvals for the THOR technology and to begin assembly of the THOR beta model. The Company is not expected to have any material income until the THOR units are in production, but the Company is likely to incur marketing and research and development expenses and is certain to incur payroll expenses in the interim.

During the quarter ended September 30, 2006, the Company obtained $335,000 in private investor equity financing (we received an additional $936,500 after the quarter ended) following the approval by its shareholders of the share exchange competed in July 2006. The Company expects to use any proceeds raised from private equity capital raising efforts to meet general operational and payroll expenses, which may also include the payment of additional research and development and marketing expenses. We also incurred a debt obligation in that we issued a convertible debenture for $42,000 during the three month reporting period. The debenture carries an interest rate of 4% per annum and is payable in cash or cash equivalents, including payment of the Company’s common stock. Also, our president loaned us

In the last three years, the Company’s cash flow needs have been met through capital investments from its founders. The Company’s day-to-day operations are not expected to change until such time as delivery of commercial THOR devices are completed. Private capital investments in the Company and cash exercises of warrants are expected to substitute for and expand the ongoing capital contributions previously contributed by the Company’s founders.

In the coming months, the Company will sharpen its estimates of its capital requirements based on the quantities of THOR units ordered. Initial market demand for THOR will determine the Company’s labor and physical plant requirements.

Financial Results

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,949,879 at September 30, 2006, net losses in the nine months ended September 30, 2006 of $721,914 and cash used in operations during the nine months ended September 30, 2006 of $775,568. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations. Management may attempt to raise additional funds by way of a public or private offering of its securities. While the Company believes in the viability of its strategy to improve sales volume and its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to raise additional funds. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to further implement its business plan and generate additional revenues and to raise additional funds provide the opportunity for the Company to continue as a going concern.

Results of Operations

Our primary business activities during the most recent quarter involved completing a share exchange agreement with QC1, seeking and obtaining office space from which to manage the Company, seeking appropriate manufacturing locations and facilities, seeking private investment capital to fund our working capital needs, and to continue facilitating the process of obtaining necessary government approvals for the production of our primary product in development, the THOR technology. We did not generate any revenues from any active business operation during the third fiscal quarter of 2006.

For the three months ended September 30, 2006, we had a net loss of $350,215 and a net loss per share of $0.01, as compared to the third quarter ended September 30, 2005 in which we had a net loss of $137,365 and a net loss per share of $0.00. For the nine months ended September 30, 2006, we had a net loss of $721,914 and a net loss per share of $0.02, as compared to the nine months ended September 30, 2005 where we had a net loss $422,968 and a net loss per share of $0.01. The differences in performances for the nine months ending September 30, 2006 and September 30, 2005 reflect the recognition of certain payroll expenses and the recognition of the expenses of the 3,000,000 warrants issued to CTCEG. The primary differences in results between the quarter ended September 30, 2006 and September 30, 2005 are the incurrence of payroll expenses, rent expense for our new headquarters office, and legal and accounting expenses pertaining to our new reporting obligations as a reporting company.

On July 14, 2003, a Cooperative Research and Development Agreement (“CRADA”) was executed between the Company and the Regents of the University of California’s Lawrence Livermore National Laboratory (“LLNL”), a laboratory funded by the U.S. Department of Energy (“DOE”). The New Independent State of the former Soviet Union, by the P.N. Lebedev Physical Institute of the Russian Academy of Sciences, is also participating in the CRADA.

The Company is responsible for the coordination of activities in Russia and the U.S., the demonstration of detection technologies with LLNL, and the development of market survey data and business commercialization plans for introducing the successful Accelerator-Detector Complex (also referred to in this Form 10-QSB as “THOR”) into the international transportation security market. The Company’s portion of total cost estimate for this 48 month CRADA project is $1,800,000, of which $500,000, $400,000 and $300,000 were incurred during the years ended December 31, 2005, 2004 and 2003. $450,000 and $375,000 of the Company’s total costs were incurred during the nine months ended September 30, 2006 and 2005.

On September 1, 2006, the Company entered into a lease of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The lease is for a term of five years beginning on the first day of September, 2006 and ending on the last day of August, 2011. The annual base rent increases every 12 months starting at approximately $40,484 and ending at approximately $53,730. Under the terms of the lease, additional rent for operating expenses of the building shall also be payable by the Company at a pro rata share deemed to be 0.928%, which will total approximately $19,402 for the first 12 months. These expenses are anticipated to increase at a rate of 3% per year.

Liquidity and Capital Resources

During the three months ending September 30, 2006, we raised $335,000 in private equity funding from sales of equity securities, $42,000 received from issuance of a convertible debenture, and during the nine months ended September 30, 2006, we recognized a $921,919 receivable during the first quarter of 2006 that we believe is fully collectible. Following the quarter ended September 30, 2006, we raised an additional $936,500 from sales of equity securities. On July 6, 2006, the Company issued 3,000,000 warrants to CTCEG in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant. The Company recorded stock based consulting expense of $71,225. During the nine months ended September 30, 2006, the Company’s president advanced the Company $591,466.

During the nine months ended September 30, 2005, we did not raise any capital from outside sources and had no sales revenue.

The $335,000 we raised during the third quarter of 2006 came from sales of 335,000 units at $1.00 per unit which consist of 1 share of common stock and 1 warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. The registration statement is required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. Pursuant to the terms of a registration rights agreement entered into on July 6, 2006, the Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued to CTCEG and the units sold to private securities purchasers (the unit purchasers) and the common stock underlying the units’ warrants, and to register for resale the 5,000,000 shares owned by QCF1, no later than 30 days after the Company obtains a shareholder base of 35 shareholders, and will use its best efforts to have the registration statement declared effective with the SEC within 180 days of the filing date. If the Company does not meet the scheduled filing date, it has agreed to pay liquidated damages as required in the registration rights agreement (incorporated by reference from exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 11, 2006). Similar registration rights apply to the Company’s sales of securities in private placement transactions. Management expects to timely file the registration agreement. Accordingly, liquidated damages have not been accrued as of the balance sheet date.

On July 6, 2006, the Company issued 40,000,000 shares of common stock, par value $.001 to VFCT’s shareholders as part of the share exchange agreement.

On June 27, 2005, the QC1 issued 5,000,000 shares of common stock, par value $.001 per share, to its initial shareholder in exchange for $5,000 in cash.

Recent Accounting Pronouncements

As stated in the Notes to our financial statements above, we do not believe that any changes in accounting pronouncements have had a material affect on our financial statements.

Off-Balance Sheet Arrangements

None.

Subsequent Event

The Company’s capital raising efforts thorough sales of units (comprised of one share of common stock, par value $0.001, and one warrant to purchase one share of common stock, par value $0.001) (see Item 2 below) ceased on November 10, 2006. Between September 30, 2006 and the date of this report, the Company has received additional unit subscriptions in the amount of $961,500.

Item 3. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”). Our executive officers and directors have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 30, 2006, are effective in timely alerting management to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended September 30, 2006, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 2, Unregistered Sales of Equity Securities and Use of Proceeds

During the period between August 2006 and November 2006, the Company sold units consisting of one share of $0.001 par value common stock and one warrant to purchase one share of $0.001 par value common stock at an exercise price of $1.50 per warrant. The offering price of a single unit is $1.00, and the minimum subscription amount is 1,000 units. The offering was conducted as an offering exempt from registration pursuant to Regulation D, Rule 506. Through September 30, 2006, the Company raised $335,000 from this offering, and raised a total through November 10, 2006 of $1,296,500.”  The form of Securities Purchase Agreement used in that offering incorporated by reference in the Company's Form SB-2 filed on November 13, 2006.

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

10.1	*	Registration Rights Agreement, dated July 6, 2006
10.2	*	Consulting Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.3	*	Warrant Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.4	**	Form of Investment Letter
31.1 31.2		13a-14(a)-15d-14(a) Certification - Louis J. Brothers 13a-14(a)-15d-14(a) Certification - Louis J. Brothers
32.1		18 U.S.C. § 1350 Certification - Louis J. Brothers
32.2		18 U.S.C. § 1350 Certification - Louis J. Brothers

* Incorporated by reference from Form 8-K filed on July 11, 2006.
** Incorporated by reference from Form SB-2 filed on November 13, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: November 13, 2006	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)