Form 10KSB
period 2006-12-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2007-04-02
CIK 1332412

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006                                                                            OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________
Commission file number 000-29587

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
(Name of small business issuer in its charter)
Florida	20-3061892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 East River Center Blvd., Suite 820
Covington, KY 41011
(Address of principal executive offices) (Zip Code)

859.581.5111
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]|

The issuer's revenues for the fiscal year ended December 31, 2006 were $417,592 .

The number of shares outstanding of the issuer's common stock as of latest practicable date was 46,296,500 shares.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of November 10, 2006 was $ 3,136,500.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Valley Forge Composite Technologies, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1.   Description of Business.

Share Exchange Agreement

During fiscal year 2006, the Company executed a share exchange transaction with Valley Forge Composite Technologies, Inc., a Pennsylvania corporation (“VFCT”), whereby the Company became the 100% owner of VFCT. The share exchange transaction occurred on July 6, 2006. Prior to that date, the Company was a shell corporation known as Quetzal Capital 1, Inc., a Florida corporation (Quetzal). Quetzal was incorporated in Florida on June 27, 2005 and became a voluntary reporting company pursuant to section 12(g) of the Exchange Act, on or about August 1, 2005.

As a result of the share exchange, Quetzal’s status as a shell corporation ceased, and the entire business of the parent company became identical with its subsidiary, VFCT. Simultaneously with the share exchange, the sole director of Quetzal resigned, and VFCT’s management assumed control of Quetzal. Also on July 6, 2006, Quetzal changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation. (Hereafter, in this Form 10-KSB, the consolidated operations of the parent and subsidiary will be referred to as the “Company”). The Company has not materially reclassified, merged, consolidated, purchased or sold any significant amount of assets other than in the ordinary course of business, and the Company has not been the subject of any bankruptcy, receivership or similar proceedings.

General Lines of Business

Since its inception in November 1996, VFCT has positioned itself to develop and acquire advanced technologies. Between 1996 and approximately 2003, the Company won numerous contracts to produce various mechanical devices for special projects. Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products. Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).

VFCT is also actively engaged in the electronic components business. The Company has been engaged in this business in excess of six years. This activity consists of the sale to its customers of electronic components, primarily transistors, which are classified as uncontrolled. Uncontrolled parts are parts which are not subject to special licensing and regulation by the U.S. Department of Commerce Bureau of Export Administration prior to export from the United States. The Company generally obtains the components from third party manufacturers and ships the products to customers primarily located in Japan. All of VFCT’s revenues generated in 2006 are from the sale of such components to one of its Japanese customers. Although this is an established business segment, the Company’s primary focus remains with the development of counter-terrorism products.

At present, and for the last four years, the Company has focused on the acquisition of the rights to manufacture and distribute THOR in the United States and to certain other countries and to develop THOR. THOR is based on a high energy miniature particle accelerator. THOR creates photo nuclear reactions in carbon and nitrogen isotopes present in modern explosive devices as well as in oxygen present in narcotics. The reactions follow a predictable determined pattern or chemical signature that can be used to identify the substance. THOR can also be enhanced with a fast neutron detector in order to detect fissile material.

To the best of the Company’s knowledge, no existing device can effectively screen for explosives, drugs, micro organisms and nuclear materials, such as plutonium and weapons grade uranium. The Company’s partners for the development of next generation Explosives Detection Systems (“EDS”) are the Lawrence Livermore National Lab, which has recently been designated the “Center of Excellence” for EDS technologies, and the P. N. Lebedev Physical Institute (LPI), the premiere physics laboratory in the Russian Federation, which has developed THOR, a device that clearly exceeds current requirements for screening of explosives and is the only system of its kind.

Because of its small size and demonstrated effectiveness at detecting explosive, narcotic and bio weapon substances concealed in attempted concealment barriers, the THOR technology can be applied in many security contexts including the external scanning of an entire cargo container or truck container, and can be outfitted to scan airport bags, land mines, and for protection of high value targets. The data produced can be instantly transmitted to the U.S. Department of Homeland Security and other agencies for accurate threat detection, assessment, and knowledge dissemination.

Technology Protection

The Company holds the exclusive worldwide rights to THOR until 2014, but not the rights to manufacture or sell THOR in the former Soviet Union. The Company has an option to indefinitely extend its rights to THOR. The Company estimates that is has at least five year’s advantage over any competition who may attempt to build and bring to market a particle accelerator of similar size and function. This is because THOR has ten years of research and development behind its prototype. Each THOR unit is estimated to have an operational life of ten years. Thus, once THOR is introduced to the market and implemented in the field, the Company believes that THOR owners for several years are more likely than not to not purchase a competitive product. In the meantime, the Company will be taking steps to improve THOR and to customize it for new applications.

Research and Development

The Company has been awarded a $1.8 million grant from U.S. Department of Energy (DOE) for continued research, design, and production of the first THOR unit. The grant funds are allocated to the Lawrence Livermore National Laboratories and are not part of the Company’s financial statements. The Company has contributed research and development expenses to facilitate the commercialization of THOR. These expenses are set forth in the Company’s financial statements in this Form 10-KSB.

The technology used to manufacture the THOR units is made possible through an exclusive rights agreement with the P.N. Lebedev Physical Institute of the Russian Academy of Sciences. Production equipment for initial accelerator detector complex (ADC) units, the heart of our detection systems, is in place and operational, and a prototype unit has been designed.

The THOR technology continues to be tested by the DOE, and the Company will need final DOE approval and possibly Transportation Safety Administration approval before THOR can be commercially developed for use at airports in the United States of America. However, such approvals are not required for the Company to build and sell THOR units to other U.S. customers or foreign buyers, but U.S. State Department approval will be required to sell a unit to a foreign buyer.

Raw Material Sources and Availability

THOR materials and parts are available on an as needed basis from a variety of sources in the United States of America. Accordingly, the Company does not expect to encounter problems in acquiring the commercial quantities of components required to build THOR.

Homeland Security

The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow to become the major component of the Company’s business over the next five years as the U. S. Department of Homeland Security and the United States Military launch and ramp up efforts to protect ports, rail, truck, and airline cargo, high value assets, and ships from terrorists. The THOR technology is designed to detect all typical chemical, nuclear, and bio weapon threats to the strategic interests.

The THOR Market

Each year more than 16 million cargo containers arrive in the United States by ship, truck, and rail with no effective EDS machines currently available to inspect them. Demand for accurate inspection units is increasing monthly. Ensuring the security of the maritime trade system is essential, given that approximately 90 percent of the world's cargo moves by container. The United States Government will increase technology spending 8.5% through FY08. That is $68.2 billion in five years, up from $45.5 billion. Most important, the Administration's funding priorities dovetail well with the critical mission areas established in the national homeland security strategy.

The likely market for THOR includes:

• Ports, cargo hubs, and rail yards
• World-wide express cargo facilities
• United States postal facilities
• United States border crossings
• United States military field applications
• World-wide markets; and
• Technology licensing opportunities.

Major Customer Dependency and Competition

The Company believes that it will have a competitive advantage over every known product available on the market today. The Company’s THOR is more powerful than any known competitor’s products, is portable, and is less expensive to operate. There is no way to estimate customer dependency at this time.

Traditional detection systems are based on X-rays of various energy levels, including Nuclear Magnetic Resonance (NMR) and Quadropole Magnetic Resonance (QMR). However, it has been determined that X-rays lack sufficient strength to penetrate all barriers and are often absorbed or deflected before they can properly penetrate a container. Utilizing high-energy gamma rays overcomes this problem and as a result the Company’s device can penetrate any container. To generate these high-energy gamma rays, a particle accelerator is required.

Typical high energy particle accelerators are generally the size of a warehouse. Russian scientists, through decades of dedicated research, have developed a miniature particle accelerator the size of a small table top. The special performance of this machine cannot be stressed enough. It takes focused energy to penetrate 8 feet through a cargo container and to return a discernable signal. Only the Company’s EDS system can generate the necessary power levels and generate the necessary return signals to accurately determine the amount and composition of explosives, drugs or other illicit material. Rather than using weak X-ray sources or low level gamma energies created by radioactive isotopes, the Company utilizes its miniature particle accelerator to create high energy gamma rays capable of penetrating any barrier and detecting explosives, unlike any other available device. As a comparison, typical EDS machines operate at 0.5 to 1.5 MeV. The Company’s THOR generates 55 MeV.

Equally important, the Company’s device, via photo-nuclear reactions, can also determine the exact chemical nature and quantity of any explosives within the sealed container. The system accurately penetrates concealment media and performs to 99.6% accuracy.

THOR can be fully automated including the scanning and analysis of the nature and volume of explosive materials, devices or their components, meaning that no human operator is required, and it can be operated from a remote location. This reduces the operation costs of THOR compared to any other product. Also, THOR’s energy consumption is approximately 30 kilowatts vs. 50 kilowatts consumed by other detection systems.

Distribution of THOR

The Company intends to sell THOR through direct sales means in the United States, Canada, and Europe. The Company anticipates that it will sell THOR units through unaffiliated dealers in the Middle East and Far East.

Effect of Existing or Probable Government Regulations

There is no effect on the Company's potential sales arising from government regulations, and the Company does not anticipate any change to this in the future.

Research and Development Cost Estimate

The Company estimates that during 2006 and 2005 it incurred $600,000.00 and $500,000.00, respectively, on research and development activities.

Costs and Effects of Compliance with Environmental Laws

The Company has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

Environmental Impact

Food and other objects scanned with the THOR prototype have returned to below background radiation levels within approximately fifteen minutes. No long term effects were evidenced.

Dependence on One or a Few Major Customers

The Company’s successful production and sales of THOR will initially depend to a great extent on the United States Government’s interest in THOR. The Company will seek other buyers worldwide both to increase market share and to reduce its dependence on the United States Government and of any branch or agency of the United States Government.

Employees

The Company has four direct employees, of which two are executive management and two are administrative employees.

Risks Relating to an Investment in the Company

Investment in our securities involves a high degree of risk. Investors should carefully consider the possibility that he or she may lose his or her entire investment. Given this possibility, we encourage investors to evaluate the following risk factors and all other information contained in this report and its attachments factors, in addition to other publicly available information in our reports filed with the Securities and Exchange Commission (SEC), before engaging in transactions in our securities. Any of the following risks, alone or together, could adversely affect our business, our financial condition, or the results of our operations, and therefore the value of your Company securities.

•	Because the Company had a net loss from operations of $1,171,976 and $567,276 for the years ended December 31, 2006 and December 31, 2005, respectively, we face a risk of insolvency.

•	The Company has never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

•
Because we have no significant sales history and are substantially dependent on a major contractor to generate future sales, our future is uncertain if our relationship with that major contractor fails.

•
The auditors’ reports for our December 31, 2006 and December 31, 2005 financial statements include additional paragraphs that identify conditions which raise substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•	The Company had no sales revenues in 2005.

Risks Related to the Company’s Business

There Is Substantial Doubt About the Company’s Ability to Continue as a Going Concern Due to Insufficient Revenues to Cover our Operating Costs.

Our independent auditors added a going concern qualification to their reports issued in connection with their audits of our December 31, 2006 and 2005 financial statements. The auditors noted in their report that the Company generated significant losses from operations, had accumulated deficits of $2,407,723 and $1,227,966 as of December 31, 2006 and 2005, respectively. The Company had positive working capital at December 31, 2006 in the amount of $767,288 largely due to proceeds received from a private offering of its securities. The Company had a working capital deficit of $31,701 at December 31, 2005. These factors raised substantial doubt about our ability to continue as a going concern for our auditors.

Management anticipates that the Company will incur net losses for the year end results for December 31, 2007. To the extent that we do not generate revenue from the sale of THOR units, then the Company may not have the ability to continue as a going concern. The financial statements which accompany this report do not include any adjustments that might result from the outcome of this uncertainty.

We Expect to Experience Significant Growth in the Future and May Not Be Able to Adapt our Management and Operational Systems to Adequately Handle the Potential Demand for the THOR System Without Unanticipated Significant Disruption or Expense.

We anticipate a very positive reception from potential customers to the introduction of our THOR units into the security marketplace. It is possible that the demand for our product will outpace our ability to meet timely the market demand. Since we currently have a few full time employees, our management and labor capacity could experience a disruption in our ability to service our customer demands, and we may not be able to resolve this situation without significant disruption or expense. This in turn could negatively impact our image and the value of our common stock.

We Are Dependent on Key Personnel, Specifically Louis J. Brothers and Larry K. Wilhide, and Have No Employment Agreements With Them.

We are a small company with a few employees and are dependent on the services of Louis J. Brothers, our president, and Larry K. Wilhide, our vice-president. Messrs. Brothers and Wilhide are equal shareholders and their combined voting rights are equal to 76.5% of our outstanding common stock. We do not have employment agreements with them, and losing either of their services would likely have an adverse effect on our ability to conduct business. Messrs. Brothers and Wilhide serve as Officers and Directors of the Company. Messrs. Brothers and Wilhide are our founders. Both men have contributed to the survival and growth of the Company for ten years. Mr. Brothers’ government and scientific contacts are essential to the Company’s ability to diversify its product line, including our ability to license, develop, and market future additional products unrelated to the THOR technology. Mr. Wilhide’s engineering and drafting capabilities are essential to our ability to manufacture the technology that we license. Therefore, there is a risk that if either Mr. Brothers or Mr. Wilhide left the Company, there is no guarantee that we could survive.

We Cannot Predict our Future Capital Needs and May Not Be Able to Secure Additional Funding.

We may need to raise additional funds within the next twelve months in order to fund our installation of manufacturing facilities and dealer network. We expect that the majority of these funds will come from the sale of our common shares to public or private investors, which could result in a significant dilution of ownership interests by the holders of our common stock. Also, we cannot assure you that we will be able to obtain the funding we deem necessary to sustain our operations.

Failure on our Part to Anticipate, Identify, and Respond Effectively to Changing Marketplace Demands for the THOR Technology May Open Doors for Competitors to Manufacture a Similar Technology or to Manufacture Peripheral Items Used to Implement the THOR in Various Situations.

If we are unable to obtain raw materials, or find manufacturing facilities, or respond to our customers’ intended uses for their THOR units, our financial condition may be harmed. Presently, we do not own any manufacturing facilities and are searching for suitable sites. The materials used to build THOR units could become scarce as supply issues may develop from time to time. We do not have long term contracts with any suppliers, and even if we did, there is no guarantee that any particular supplier would not have its own supply or financial difficulties making it hard for them to perform their contracts. Similarly, our customers’ intended applications for their THOR units may require the manufacture and delivery of peripheral items that we are unable to produce or deliver timely. Any of these situations could be detrimental to our overall business and could encourage competitors to attempt to service our customer base and reduce our market share. Any of these situations could negatively impact our stock price.

Our Success Depends on our Ability to Attract and Retain Key Employees in Order to Support our Existing Business and Future Expansion.

We are actively recruiting qualified candidates to fill key executive positions within the Company. There is substantial competition for experienced personnel, which we expect to continue. We will compete for experienced personnel with companies who have substantially greater financial resources than we do. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to be successful.

If We Are Not Able to Successfully Protect our Intellectual Property, our Ability to Capitalize on the Value of the THOR Technology May Be Impaired.

Even though we believe that there is no competitor currently close to being able to introduce a security technology with the portability and accuracy of the THOR technology, it is certain that imitators will appear who may create adaptive technologies that achieve similar results to THOR. We have tried to minimize the deconstruction and adaptation of the THOR technology by potential competitors by deliberately not patenting the core technology because we do not want to make a public record available that will allow anyone to easily see our methods. However, it is certain that new technologies will appear in the marketplace eventually, and we cannot know for certain how long our lead time will be over potential competition. If we are not successful at protecting our intellectual property, our ability to capitalize on the value of the THOR technology may be impaired.

Risks Related to Investment

We Expect the Price of our Common Stock to Be Volatile. As a Result, Investors Could Suffer Greater Market Losses in a Down Market than They Might Experience with a More Stable Stock. Volatility in our Stock May also Increase the Risk of Having to Defend a Securities Class Action Suit, which Could Be Expensive and Divert Management’s Attention from Managing our Business.

           The stock markets generally, and the OTC Bulletin Board in particular, have experienced extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of a particular company. These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate or international currency fluctuations, may adversely affect the market for the common stock of the company. In the past, class action litigation has often been brought against companies after periods of volatility in the market price of their securities. If such a class action suit is brought against the Company it could result in substantial costs and a diversion of management’s attention and resources, which would hurt business operations.

Our Stock Value Is Dependent on our Ability to Generate Net Cash Flows.

A large portion of any potential return on our common stock will be dependent on our ability to generate net cash flows. If we can not operate our business at a net profit, there will be no return on shareholders’ equity, and this could result in a loss of share value. No assurance can be given that we will be able to operate at a net profit now or in the future.

Our Common Stock Value May Decline after the Registered Offering.

Sales of our common stock in the public market following our registered offering could lower the market price of our common stock. The sales may also make it more difficult for the Company or its investors to sell current securities in the future at a time and price that the Company or its current investors deem acceptable or even to sell such securities at all. The risk factors discussed in this “Risk Factors” section may significantly affect the market price of our stock. The low price of our stock may result in many brokerage firms declining to deal in our stock. Even if a buyer finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of this stock as collateral for loans. Thus, investors may be unable to sell or otherwise realize the value of their investments in our securities.

The number of shares that could be issued for our immediate capital requirements could lead to a large number of shares being placed on the market which could exert a downward trend on the price per share. If the supply created by these events exceeds the demand for purchase of the shares the market price for the shares of common stock will decline.

The Number of Shares to Be Made Available in the Registered Offering Could Encourage Short Sales by Third Parties, which Could Contribute to a Future Decline in the Price of our Stock.

In our circumstances, the provision of a large number of common shares to be issued upon the exercise of warrants or sold outright by existing shareholders has the potential to cause a significant downward pressure on the price of common stock, such as ours, when a market develops for our common stock. This would be especially true if the shares being placed into the market exceeds the market’s ability to take up the increased number of shares or if the Company has not performed in such a manner to encourage additional investment in the market place. Such events could place further downward pressure on the price of the common stock. As a result of the number of shares that could be made available on the market, an opportunity exists for short sellers and others to contribute to the future decline of our stock price. Persons engaged in short-sales first sell shares that they do not own and, thereafter, purchase shares to cover their previous sales. To the extent the stock price declines between the time the person sells the shares and subsequently purchases the shares, the person engaging in short-sales will profit from the transaction, and the greater the decline in the stock price the greater the profit to the person engaging in such short-sales. If there are significant short-sales of our stock, the price decline that would result from this activity will cause our share price to decline even further, which could cause any existing shareholders of our stock to sell their shares creating additional downward pressure on the price of the shares. It is not possible to predict how much the share price may decline should a short sale occur. In the case of some companies that have been subjected to short-sales the stock price has dropped to near zero. This could happen to our securities.

Our Shareholders May Face Significant Restrictions on the Resale of our Stock Due to State “Blue Sky” Laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of stock to a state’s residents unless the stock is registered in that state or qualifies for an exemption from registration and (2) govern the reporting requirements for broker-dealers and stock brokers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. Also, the broker must be registered in that state. We do not know whether our stock will be registered, or exempt, under the laws of any states. A determination regarding registration will be made by the broker-dealers, if any, who agree to serve as the market-makers for our stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our stock.

Investors should consider the resale market for our securities to be limited. Shareholders may be unable to resell their stock, or they may be unable to resell it without the significant expense of state registration or qualification.

Our Stock May Be Subject to Significant Restrictions on Resale Due to Federal Penny Stock Regulations.

Our common stock differs from many stocks because it is a “penny stock.” The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate penny stocks. These rules require that a broker or dealer, prior to entering into a transaction with a customer, must furnish certain information related to the penny stock. The information that must be disclosed includes quotes on the bid and offer, any form of compensation to be received by the broker in connection with the transaction and information related to any cash compensation paid to any person associated with the broker or dealer.

These rules may affect your ability to sell our shares in any market that may develop for our stock. Should a market for our stock develop among dealers, it may be inactive. Investors in penny stocks are often unable to sell stock back to the dealer that sold it to them. The mark-ups or commissions charged by broker-dealers may be greater than any profit a seller can make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold it to them. In some cases, the stock value may fall quickly. Investors may be unable to gain any profit from any sale of the stock, if they can sell it at all.

Potential investors should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Investors Must Contact a Broker-Dealer to Trade Over-the-Counter Bulletin Board or Pink Sheet Securities. As a result, Investors May Not Be Able to Buy or Sell our Securities at the Times They May Wish.

Even though we anticipate that our securities will be quoted on the Over-The-Counter (“OTC”) Bulletin Board or the Pink Sheets (www.pinksheets.com), they may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the OTC Bulletin Board or the Pink Sheets, they are often conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. When investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our Warrants May Not Develop a Trading Market Before Their Time of Expiration.

Purchasers of our Class A and Class B warrants may not be able to resell the warrant before it expires. Class B warrants have a lifetime of only six (6) months, and Class A warrants have a lifetime of two (2) years, from the date that the Form SB-2 registration statement in which they are registered is declared effective. In the event a warrant is acquired by a new purchaser, that purchaser may not be able to resell the warrant, and, if the purchaser does not exercise the warrant, the purchaser will suffer a complete capital loss of his or her entire investment in the warrant.

If We Fail to Remain Current on the Reporting Requirements that Apply to Us, We Could Be Removed from the NASDAQ or the OTC Bulletin Board, if our Common Stock Is Quoted in those Forums, which Would Limit the Ability of Broker-Dealers to Sell our Securities and the Ability of Stockholders to Sell their Securities.

Companies trading on the OTC Bulletin Board or the NASDAQ must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board or the NASDAQ. Regardless of which of those two quotation services our common stock may one day be quoted, if we fail to remain current on our reporting requirements, shares of our common stock could be removed from whichever quotation service we then were on. As a result of that removal, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 2.   Description of Property.

The Company does not own or lease a manufacturing facility for production of THOR. The Company intends to build at least one assembly facility in the United States. The Company is in the process of evaluating locations and obtaining estimates for the preparation of a suitable site.

The Company’s projection for the timing of production is dependent on receiving necessary government approvals to commence production, the Company’s ability to build or obtain at least one suitable production facility, and the ability to obtain additional capital if necessary to meet then current production goals. In the coming months, the Company will sharpen its estimates of its capital requirements based on the quantities of THOR units ordered and will then be able to better project the timing of production. Initial market demand for THOR will determine the Company’s labor and physical plant requirements.

The Company’s headquarters office operates from leased space. On September 1, 2006, the Company entered into a lease of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The term of the lease is for five years beginning on the first day of September, 2006 and ending on the last day of August, 2011. The annual base rent increases every 12 months starting at approximately $40,484 and ending at approximately $53,730. Under the terms of the lease, additional rent for operating expenses of the building shall also be payable by the Company at a pro rata share deemed to be 0.928%, which will total approximately $19,402 for the first 12 months. These expenses are anticipated to increase at a rate of 3% per year. Minimum annual lease payments are: $43,387 for 2007; $49,680 for 2008; $51,163 for 2009; $52,695 for 2010; and $35,820 for 2011. Therefore, the Company’s minimum cumulative lease obligation is $232,745 for the full five year lease period.

Item 3.   Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the fourth quarter of fiscal year 2006.

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters.

There is no public market for the Company’s securities.

We have 69 shareholders. The Company has one class of common stock, $0.001 par value per share. There are 100 million shares authorized and 46,296,500 shares of common stock issued and outstanding. We also have outstanding two classes of warrants to purchase our common stock. We issued one debenture convertible into common stock.

Recent Sales of Unregistered Securities

Sales by Valley Forge Composite Technologies, Inc., a Florida Corporation

During the period between August 2006 and November 10, 2006, the Company sold 1,296,500 units consisting of one share of $0.001 par value common stock and one Class B warrant to purchase one share of $0.001 par value common stock at an exercise price of $1.50 per warrant. The units were sold at a price of $1.00 per unit and the Company raised $1,296,500 in gross proceeds from the offering. Class B warrants expire six months after the registration statement registering these warrants for sale becomes effective. The offering was conducted as an offering exempt from registration pursuant to Regulation D, Rule 506. We sold to 54 purchasers, and all but one of which represented that they are accredited investors. The unaccredited investors, a husband and wife, represented that they have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment. Neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising. The purchasers were known to Management or were known to business associates of Management. No underwriting discounts or commissions were paid to any party by the Company.

The unit holders are:

Unit Holder	Number of Units Purchased	Dollar Amount of Purchase

Bank of Commerce FBO
Nathan A. Long IRA #1	40,500	$ 40,500
Nathan Long	60,500	60,500
Debra Elenson	130,000	130,000
David C. Marchese	90,000	90,000
Lawrence A. Doyle, Jr.	50,000	50,000
Scott Heiken	50,000	50,000
Brad M. King	50,000	50,000
Doug Broadright	46,000	46,000
Ann Fink	40,000	40,000
Thomas P. Connor	30,000	30,000
Joseph & Priscilla Gratton	30,000	30,000
Bradley A. Sacks	30,000	30,000
William A. Rothstein	150,000	150,000
George G. Broadright	25,000	25,000
David A. Casinelli	25,000	25,000
Steven M. & Marti B. Wymer	25,000	25,000
William Ros	20,000	20,000

Bank of Commerce FBO
John C. Long IRA #1	10,000	10,000
Lisa Baron	10,000	10,000
James L. Black	10,000	10,000
Penny C. Brown	10,000	10,000
Richard Capasso	10,000	10,000
Marlene J. Clairmont	10,000	10,000
Joseph J. Domsic	10,000	10,000
R. Scott Dotson	10,000	10,000
Sanford D. & Robin Goldfine	10,000	10,000
Boyd A. Isley, Jr.	10,000	10,000
Bradford T. Meek	10,000	10,000
Howard V. Mills	100,000	100,000
Natalie D. Mills	10,000	10,000
John A. Paciello	10,000	10,000
Robin Peacock	10,000	10,000
John H. Piccin	20,000	20,000
George D. Poole, II	10,000	10,000
Richard Puckhaber, Jr.	10,000	10,000
Randy & Vanessa A. Stull	10,000	10,000
Robert Stull	10,000	10,000
Darlene A. Walton	10,000	10,000
Charles Wilensky	12,000	12,000
Leonard Wilensky	10,000	10,000
Andrew & Elayne Britt	7,500	7,500
Longterm Holdings, LLC	6,000	6,000
Mitra Mansoory Savar	6,000	6,000
Beadros Asare	5,000	5,000
Bertina M. Brothers	5,000	5,000
Evelyn Colletti	5,000	5,000
Alan Goldberg	5,000	5,000
Ross Grossman	5,000	5,000
Dennis J. LaSota	5,000	5,000
Richard S. Relac	5,000	5,000
Ann C. Runyon	5,000	5,000
Russell C. & Luz M. Weigel, III	5,000	5,000
Stephen & Tracy Cunningham	2,500	2,500
Miles L. & Florence A. Lemley	2,500	2,500
Gregory T. Sullivan	2,000	2,000
Philip DePasquale	1,000	1,000
Total	1,296,500	$1,296,500

The Company has certain additional obligations with respect to the rights of unit holders. For example, there is a penalty contained in the unit purchasers’ securities purchase agreements if the Company fails to obtain a trading symbol from the NASD within three (3) months after the effective date of the Company’s registration statement registering the units or their component securities. The penalty provision requires the Company to undertake all steps necessary to locate a suitable merger partner with a company that has its common stock quoted in the Pink Sheets, the Over the Counter Bulletin Board or on NASDAQ. The Company will then cause a merger with such company within the seven (7) month period following the effective date of the Company’s registration statement registering the units or their component securities. The Company’s failure to merge with another suitable company within the seven (7) month period requires it to pay rescissionary damages and perhaps additional damages to the unit purchasers.

The Company’s compliance with the trading symbol requirement is consistent with the Company’s objective of obtaining a market for its securities and the liquidity that such a market would offer. The Company will use its best efforts to ensure compliance with the requirements of the purchase agreements and does not anticipate being unable to fulfill these requirements.

The unit purchasers are also protected in the event that there is a buyout resulting in a change of control of Company management. The unit purchasers’ purchase agreements contain a provision to the effect that: (1) if a change of control of the Company occurs within one year after the effective date of the registration statement; and (2) if, in the change of control transaction, the price per share of Company common stock that will be paid to the unit holder is less than $1.50, or, if the per share value of the unit holder’s common stock assigned by the Company’s Board of Directors in any share exchange transaction is less than $1.50, then the Company shall pay to the unit holder the amount in cash equal to 1.5 times the dollar amount of the unit holder’s unit purchase price. The Company does not anticipate a change in control event in which the early Company investors’ returns on investment would be minimized or extinguished such that this provision would become effective. This conditional provision does not provide a warranty against the traditional market and business risks of making an investment in a high-risk enterprise like our Company.

On August 11, 2006, the Company issued a convertible debenture to Coast To Coast Equity Group, Inc. in the amount of $42,000 in exchange for cash received. The interest rate is 4% per annum and runs from August 11, 2006. The amounts due may be paid in cash or cash equivalents, including but not limited to payment in the form of the Company’s common stock valued at $1.00 per share, or Coast To Coast Equity Group, Inc. may apply amounts due toward the cash exercise of its Class A Warrants. The sale was conducted in a private transaction exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act.

On December 19, 2005, Talles Family Holdings, a Florida general partnership, sold 5,000,000 shares of the Company’s $0.001 par value common stock, which represented 100% of the issued and outstanding common stock of the Company, to Quetzal Capital Funding 1, Inc., a Florida corporation. The sale resulted in a change in control of the Company. The aggregate purchase price was $27,500. The sale was conducted in a private transaction exempt from registration pursuant to Regulation D, Rule 506, or pursuant to Sections 4(2) or 4(6) of the Securities Act. Quetzal Capital Funding 1, Inc. at all times material to the purchase and sale transaction has been an accredited investor. Neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising. The Company reported the transaction on Form 8-K filed on December 22, 2005.

Sales by Valley Forge Composite Technologies, Inc., a Pennsylvania Corporation

During the period between November 2005 and January 2006, Valley Forge Composite Technologies, Inc., a Pennsylvania Corporation, issued 10 shares of its common stock, par value $0.001, to each of the following persons in exchange for services rendered to the Company: Randy and Katie Broadright, tenants by the entirety, Michael C. Brothers, Louis C. Brothers, and Rebecca Falgren. VFCT also issued 430 shares of its common stock, par value $0.001, each to Louis J. and Rosemary Brothers, tenants by the entirety, and Larry and Patricia Wilhide, tenants by the entirety, in exchange for services rendered to the Company. Louis J. Brothers and Larry Wilhide are directors of the Company, and Randy Broadright is a member of the Company’s management. Neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising. The exchanges were conducted in private transactions exempt from registration pursuant to Regulation D, Rules 504 or 505, or pursuant to Sections 4(2) or 4(6) of the Securities Act. All of the securities issued were valued at $5.00 per share, and the total value of the transactions was $4,500.00.

Pending Registration Statement

We filed with the U.S. Securities and Exchange Commission (SEC) a registration statement on Form SB-2 on November 10, 2006 to register the 3,000,000 Class A warrants and the 3,000,000 shares reserved for the warrants, and the 1,296,500 units and the common stock and Class B warrants contained in the units and the 1,296,500 shares reserved for the Class B warrants. We filed an amendment to the Form SB-2 on January 26, 2007. We will need to file at least one more amendment before the SEC declares the registration statement effective.

Other Securities

Our Class A warrants are held by a consultant, Coast To Coast Equity Group, Inc. There are 3,000,000 Class A warrants with each warrant being exercisable for one share of common stock. One million Class A warrants are exercisable when the market price per share of our common stock reaches $1.00; one million Class A warrants are exercisable when the market price per share of our common stock reaches $1.50, and one million Class A warrants are exercisable when the market price per share of our common stock reaches $2.00. The Class A warrants expire two years after the registration statement registering these warrants for sale becomes effective. Coast To Coast Equity Group, Inc. is not required to pay cash to exercise in-the-money warrants.

The Company may offer additional securities during fiscal year 2007 as our capital requirements dictate or as suitable funding opportunities present themselves.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below. These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The Company has not had revenues in each of the last two fiscal years and therefore is required by Regulation SB to disclose only its plan of operation and off-balance sheet arrangements.

Plan of Operation

We had revenue of $417,592 in fiscal year 2006, but we had no revenues in fiscal year 2005. The revenue earned in fiscal year 2006 pertained to sales of electronic parts and not to our core focus of production and sale of the THOR technology. For the fiscal years ended December 31, 2006 and December 31, 2005, VFCT had a net loss of $1,179,758 and $567,144, respectively.

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

In the three years preceeding July 2006, the month when we engaged in the Share Exchange Agreement, the Company’s cash flow needs had been met through capital investments from its founders. Between August 2006 and November 2006, we raised $1,296,500 from an offering of units, and we received a loan in the amount of $42,000 from Coast To Coast Equity Group, Inc. We have applied $15,735 to obtaining a new headquarters office in Covington, Kentucky, and expended an additional $178,921 on selling and administrative expenses during the fourth quarter of 2006. Our average monthly cost of operations from September 2006 through December 2006 was $ 128,695.

Initial market demand for THOR will determine the Company’s labor and physical plant requirements. We anticipate needing at least $ 3,000,000 to acquire a suitable manufacturing facility, obtain the necessary parts, and pay for the labor to build our first commercial production unit. At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for 12 months, at which time we will have to obtain additional capital funding. Thus, our ability to sustain ourselves on our current cash position depends almost entirely on how long the government approval process may take and how high the initial market demand is for the THOR system. While the receipt of purchase orders will dictate our initial production needs, the timing of the government approval process is largely out of our control.

Other than for general operational and payroll expenses, which may also include the payment of additional research and development and marketing expenses, the Company’s day-to-day operations are not expected to change until such time as we obtain the necessary government approvals to commence production and then the delivery of the first commercial THOR devices. We do not anticipate having additional research and development expenses during the next twelve months, but such expenses may be necessary to facilitate the obtaining of U.S. Government approvals before we can commence production of the THOR system.

In the coming months, the Company will sharpen its estimates of its capital requirements based on the quantities of THOR units ordered and based on reliable information enabling us to better predict when government approvals might be obtained.

Critical Accounting Policies and Estimates

The accompanying audited consolidated financial statements have been prepared by Valley Forge Composite Technologies, Inc., a Florida corporation (the “Company”). The Company’s audited financial statements are consolidated with the results of its subsidiary, Valley Forge Composite Technologies, Inc., a Pennsylvania corporation (“VFCT”). All material inter-company balances and transactions have been eliminated.

Our financial statements have been prepared according to accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our Management has discussed these estimates and assumptions with our finance and audit committee. At this point in our operations, subjective judgments do not have a material impact on our financial statements except as discussed in the next paragraph.

This section of our Form 10-KSB contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, our revenue recognition policy, and to the effect on our financial statements of recent accounting pronouncements. A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 1 to the financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, security deposits, due to shareholders, accounts payables, accrued expenses and a convertible debenture. The carrying values of these financial instruments approximate the fair value due to their short term maturities.

Revenue Recognition

The Company only recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, receipt of goods by the customer occurs, the price is fixed or determinable, collection is reasonably assured and upon the customer acceptance of the goods.

Persuasive evidence of a customer or distributor arrangement exists upon the Company’s receipt of a signed purchase order from the customer, the Company’s shipment of the goods as specified in the purchase order and the customer’s receipt of the goods ordered.

A sales agreement is initiated when the customer submits a signed purchase order which states the product(s) ordered, price, quantity and the terms and conditions of sale. Acceptance occurs upon the earlier of; (1) the Company’s receipt of a written acceptance of the goods from the customer; or (2) expiration of the time period stated in each purchase order for final payment which may vary with each order. The customer has a right of return from the date that the shipment occurs until the final payment date stated in the purchase order. Revenue is only recognized upon completion of product testing by the customer, but not later than 180 days after product shipment occurs.

Recent Accounting Pronouncements

The Company does not believe that recent accounting pronouncements will have a material affect on the content or presentation of its financial statements.

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for the Company, is effective for fiscal 2008 beginning January 1, 2008. This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company is currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on its results of operations, cash flows or financial condition.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company has not had any off-balance sheet arrangements.

Item 7.  Financial Statements.

See index to Consolidated Financial Statements beginning on page F-1 of this Form 10-KSB.

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

During 2005 and up to July 6, 2006. VFCT's independent auditing firm was Morison Cogen, LLP. During 2005 and 2006, the holding company's independent auditing firm was Sherb & Co., LLP. On July 6, 2006. Following the Share Exchange transaction, the company elected to continue to use Sherb & Co., LLP as its independent auditing firm. There were no disagreements with Morison Cogen, LLP.

Item 8A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to Management, including the Company's President, functioning as the Company’s principal executive and principal financial officer, to allow timely decisions regarding required disclosure.
In anticipation of the effectiveness of Rule 13a-15 promulgated under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Management, including the Company's President, functioning as the Company’s principal executive and financial officer. Based upon that evaluation, the President, functioning as the Company’s principal executive and financial officer, concluded that the Company's disclosure controls and procedures are effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

This Management report is not required by current SEC rules and does not include an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's report on the Company's internal control over financial reporting.

Item 8B. Other Information.

None.
PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

As of July 2006, the Company has a board of directors composed of two individuals, Louis J. Brothers and Larry Wilhide. The Company’s previous director, Tony Frudakis, resigned upon the effectiveness of the July 2006 Share Exchange Agreement. The current board members, who are also the majority shareholders of the Company, will hold office indefinitely. The Company has one other officer, Randy Broadright, who is not considered an executive officer.

Information about the current directors and executive officers of the Company is as follows:
Name	Age	Position
Louis J. Brothers	54	Chairman of the Board of
		Directors, Chief Executive Officer, and President

Larry K. Wilhide	58	Vice-President, Engineering, and Director

Louis J. Brothers

A founding shareholder of VFCT, since 1997 Louis J. Brothers has been the president and chairman of the board of directors of VFCT, and he became Chairman of the Board of Directors upon execution of the July 6, 2006 Share Exchange Agreement. Mr. Brothers has more than 20 years of experience in marketing, marketing support, product management and logistics in industrial products. Mr. Brothers has extensive international business experience having worked in Europe, Russia, China and Japan. In China, he was part of the management team that supervised the construction of three large industrial plants. Mr. Brothers was responsible for increasing his products’ market share in the bearing industry from 2% to 95%, in the process making valuable contacts, building business relationships with private manufacturers and the research communities and gaining important knowledge in the manufacturing and technology market segments.

From 1995 to 1999, Mr. Brothers was in charge of mid-Atlantic sales for Novamax. From 1994 to 1995, Mr. Brothers was the national sales manager of Process Research, located in Ewing, New Jersey. From 1978 to 1994 Mr. Brothers was an assistant product manager and then the product manager of two to four product lines at Quaker Chemical, located in Conshohosken, Pennsylvania. Mr. Brothers holds a Bachelor of Science Degree in Interdisciplinary Sciences from the University of Cincinnati.

Larry K. Wilhide

Larry K. Wilhide is a founder of VFCT, and since its inception in 1997 has been a director and the vice-president of engineering. On July 6, 2006, Mr. Wilhide became a director of the Company upon the execution of the Share Exchange Agreement. Mr. Wilhide is a part-time employee of VFCT and since 2000 continues to work for SKF Bearing, Inc. in Hanover, Pennsylvania as a sub-contractor where he performs general engineering and design services.

Mr. Wilhide has worked as a design engineer on projects for aerospace bearings for over 25 years including cage, retainer design and spherical bearing refurbishing. He has supported general machining and grinding operations. He was team leader for CAD and CNC programming. Additionally, Mr. Wilhide served in the U.S. Army in Korea where he held primary responsibility for arming nuclear warheads. Mr. Wilhide holds a Bachelors Degree in Mechanical Engineering.

Randy Broadright

Randy Broadright, age 40, is the Company's director of aerospace development. He has over fourteen years of military experience in operations and logistics of cargo transport and security. Mr. Broadright served as Squadron Chief Test Pilot in charge of flight test and development of several avionics, guidance, and countermeasures systems. He contributes a unique perspective to baggage and cargo screening through his participation in annual anti-terrorism training as well as his experiences as a pilot for a major airline. Mr. Broadright holds a Bachelor of Arts degree from Miami University. Mr. Broadright is an officer of the Company and is not a member of the board of directors.

Audit Committee and Audit Committee Financial Expert

Our two-member board of directors does not have an audit committee or an audit committee financial expert sitting on the board. Although we are a reporting company pursuant to Section 12(g) of the Exchange Act, our securities are not yet publicly traded. We expect that our securities will be publicly traded during 2007, and we expect to add additional members to our board of directors during 2007, including one or more persons with the requisite experience and willingness to accept a designation as the Company’s audit committee financial expert.

Board of Directors Nominating Committee

We do not have a standing board of directors nominating committee or a committee performing similar functions. Messrs. Brothers and Wilhide at all times from the inception of VFCT to the present time have been the directors of this Company. VFCT has always been a privately owned company until it engaged in the Share Exchange Transaction with Quetzal Capital 1, Inc. in July 2006 and became a 12(g) reporting company. To date, we are still a non-trading, reporting company, but our management functions are being reorganized to comply with the governance and other requirements of the federal securities laws. It is Management’s expectation that the initial additions to membership on our board of directors will be by appointment by Messrs. Brothers and Wilhide, and there will not be a need to have a nominating committee at least until we have first expanded the membership on our board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during 2006 all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

Code of Ethics

In August 2006, the Company adopted a Code of Ethics. The Code of Ethics applies to the Company’s officers, director level employees and certain other designated employees and independent contractors. A copy of the Code of Ethics and our Code of Conduct are attached hereto as Exhibits 14 and 14.1, respectively. Our Code of Ethics and Code of Conduct are also available on our website at www.vfct.com under the “Investor Relations” tab.

Item 10. Executive Compensation.

The Company paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2006:

Name	Salary	Position

Louis J. Brothers	$ 0	Chairman of the Board, Director
	57,000	President
	194,843	Sales Commission

Larry K. Wilhide	30,000	Vice-President
	0	Director

Messrs. Brothers and Wilhide each have the use of a Company car and each are protected by the Company’s indemnification policy for directors and officers (set forth below). No other fringe benefits for either of them have been awarded in fiscal year 2006 or are contemplated at this time. No other form of compensation or incentive compensation was paid or awarded to either of them in fiscal year 2006.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
Louis J. Brothers	2006	$57,000	-	$194,843	-	-	-	-
Chief Executive	2005	$-	-	$-	-	-	-	-
Officer, President and Director	2004	135,000	-	-	-	-	-	-

Larry K. Wilhide	2006	$30,000	-	-	-	-	-	-
Vice-President and	2005	$-	-	-	-	-	-	-
Director	2004	-	-	-		-	-	-

Certain Relationships and Related Transactions
Payments to Management

In the future, Mr. Brothers and all other employees will receive commissions from their individual efforts resulting in customer purchase orders for THOR units.

Indemnification of Directors and Officers
Our bylaws contain the broadest form of indemnification for our sole officer and director permitted under Florida law. Our bylaws generally provide as follows:

The Company shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by, or in the right of the Company) by reason of the fact that he or she is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of any other corporation, partnership, joint venture, trust or other enterprise against expenses (including attorney's fees), judgments, fines, amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, including any appeal thereof, if he or she acted in good faith in a manner he reasonably believed to be in, or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe that his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contenders or its equivalent shall not create, of itself, a presumption that the person did not act in good faith or in a manner which he or she reasonably believed to be in, or not opposed to, the best interests of the Company or, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

To the extent that a director, officer, employee or agent of the Company has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in any defense of any claim, issue or matter therein, he or she shall be indemnified against expenses, including attorneys fees, actually and reasonably incurred by him in connection therewith.

Any indemnification shall be made only if a determination is made that indemnification of the director, officer, employee or agent is proper in the circumstances because such person has met the applicable standard of conduct set forth above. Such determination shall be made either (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) by the shareholders who were not parties to such action, suit or proceeding. If neither of the above determinations can occur because the Board of Directors consists of a sole director or the Company is owned by a sole shareholder, which is controlled by the sole officer and director, then the sole officer and director or sole shareholder shall be allowed to make such determination.

Expenses incurred in defending any action, suit or proceeding may be paid in advance of the final disposition of such action, suit or proceeding as authorized in the manner provided above upon receipt of any undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that she is entitled to be indemnified by the Company.

The indemnification provided shall be in addition to the indemnification rights provided pursuant to Chapter 607 of the Florida Statutes, and shall not be deemed exclusive of any other rights to which any person seeking indemnification may be entitled under any bylaw, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent of the Company and shall inure to the benefit of the heirs, executors and administrators of such a person.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has 46,296,500 shares of common stock issued and outstanding. The table below assumes and projects the exercise of 3,000,000 Class A warrants by Coast To Coast Equity Group, Inc., which raises the issued and outstanding shares to 49,296,500. Beneficial owners and management will have the following holdings of the Company following the exercise of the Class A warrants:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock ($0.001 par value)	Louis & Roe Brothers, TEN ENT 50 E. River Center Boulevard, Suite 820, Covington, KY 41011	18,880,000	38.3%
Common Stock ($0.001 par value)	Larry & Pat Wilhide, TEN ENT 50 E. River Center Boulevard, Suite 820, Covington, KY 41011	18,880,000	38.3%
Common Stock ($0.001 par value)	Coast To Coast Equity Group, Inc. (1) 9040 Town Center Parkway Bradenton, FL 34202	3,000,000	6.1%
Common Stock ($0.001 par value)	Charles J. Scimeca (1) 9040 Town Center Parkway Bradenton, FL 34202	1,666,666.6	3.4%
Common Stock ($0.001 par value)	Tony N. Frudakis (1) 1621 West University Parkway Sarasota, FL 34243	1,666,666.6	3.4%
Common Stock ($0.001 par value)	George Frudakis (1) 7935 213th St E Bradenton, FL 34202-6301	1,666,666.6	3.4%
Common Stock ($0.001) par Value	Directors and Executive Officers as a Group	37,760,000	76.5%

(1)
The shareholders of Coast To Coast Equity Group, Inc. are Tony N. Frudakis, George Frudakis, and Charles J. Scimeca. Each of these individuals also directly owns 1,666,666.6 shares of the Company’s common stock. Coast To Coast Equity Group, Inc. is a party to a consulting agreement and warrant agreement with the Company which could enable its shareholders as a group, as beneficial owners, to acquire a total of 16.3% of the Company’s issued and outstanding common stock on a non-diluted basis.

Coast To Coast Equity Group, Inc. also holds a debenture convertible into common stock, but the conversion, if exercised, would not materially change its percentage equity ownership of the Company.

There are no arrangements or agreements providing for the right to acquire additional beneficial ownership by the Company’s management. There are no preconceived arrangements providing for a specific change of control of management of the Company upon the happening of certain future events.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our two directors are Messrs. Brothers and Wilhide. Neither director can be considered independent.

Transactions with Promoters

The Company has a consulting contract with Coast To Coast Equity Group, Inc. The contract is for a two-year period. The full text of the contract is attached to the Company’s Form 8-K filed on July 11, 2006 and is incorporated herein by reference. The terms of the contract generally provide that Coast To Coast Equity Group, Inc. will not be paid cash but will be paid three million warrants to purchase up to three million shares of Company common stock. The warrant agreement also is attached to the Company’s Form 8-K filed on July 11, 2006 and is incorporated herein by reference.

Coast To Coast Equity Group, Inc., Charles, J. Scimeca, Tony N. Frudakis, and George Frudakis are protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement (the full text of the agreement is attached to the Company’s Form 8-K filed on July 11, 2006 and is incorporated herein by reference), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, will continue in effect for a period two years from the effective date of the Form SB-2 registration statement which registers their Company securities for sale. The Form SB-2 was filed with the SEC in November 2006 and will have to be amended at least once more before it will be deemed effective.

Item 13. Exhibits.

Exhibits are listed in the Index of Exhibits on page 27.

Item 14. Principal Accountant Fees and Services.
The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.
	Year Ended December 31,
	2006	2005
Category
Audit Fees[1]	$25,000	$11,250
Audit Related
Fees[2]	5,000	9,215
All other fees[3]	-	965

1
Consists of fees billed for the audit of our annual financial statements, review our Form 10-KSB and services that are normally provided bythe accountant in connection with statutory and regulatory filings or engagements.

2
Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

3	The services provided by our accountants within this category of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences,
.
Morison Cogen, LLP was retained to audit our consolidated financial statements for the years ended December 31, 2005 and 2004. On July 6, 2006, we dismissed Morison Cogen, LLP as our independent accountant and Sherb & Co., LLP was engaged as our new independent public accountants for the year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valley Forge Composite Technologies, Inc.

Date: April 2, 2007	By:	/s/ Louis J. Brothers

President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board (Principle Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2007	By:	/s/ Louis J. Brothers

President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

Date: April 2, 2007	By:	/s/ Larry K. Wilhide

Director

INDEX OF EXHIBITS
Exhibit No.	Description
2.1 *	Share Exchange Agreement Between Quetzal Capital 1, Inc. and the Shareholders of Valley Forge Composite Technologies, Inc., dated July 6, 2006
3(i)(1 * )	Articles of Amendment by Quetzal Capital 1, Inc.
4.3 *	Valley Forge Composite Technologies, Inc.’s Notice of Shareholder Action and Information Statement
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

10.1 *	Registration Rights Agreement, dated July 6, 2006
10.2 *	Consulting Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.3 *	Warrant Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.4 *	Form of Investment Letter
14	Code of Ethics
14.1	Code of Conduct
31.1	13a-14(a)-15d-14(a) Certification - Louis J Brothers
31.2	13a-14(a)-15d-14(a) Certification - Louis J Brothers
32.1	18 U.S.C. § 1350 Certification - Louis J Brothers
32.2	18 U.S.C. § 1350 Certification - Louis J Brothers
99.2 *	Letter of Resignation by Tony N. Frudakis
* Incorporated by reference from Form 8-K filed July 11, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Valley Forge Composite Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Valley Forge Composite Technologies, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Composite Technologies, Inc. as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SHERB & CO., LLP Certified Public Accountants
Boca Raton, Florida
March 30 , 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Valley Forge Composite Technologies, Inc.
Covington, Kentucky

We have audited the statements of operations, stockholders’ equity (deficit) and cash flows of Valley Forge Composite Technologies, Inc. for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Valley Forge Composite Technologies, Inc. for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
May 2, 2006

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current assets:
Cash	$683,997
Inventory	467,738
Prepaid expenses	8,962

Total current assets	1,160,697

Property and equipment, net	63,404

Other assets:
Security deposit	5,535

Total Assets	$1,229,636

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$254,023
Convertible debenture	42,000
Due to shareholder	97,386

Total current liabilities	393,409

Shareholders' Equity:
Common stock, $.001 par value, 100,000,000
shares authorized; 46,296,500
issued and outstanding	46,296
Additional paid-in capital	3,197,654
Accumulated deficit	(2,407,723)

Total shareholders' equity	836,227

Total Liabilities and Shareholders' Equity	$1,229,636

The accompanying notes should be read in conjunction with the consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,

	2006	2005

Sales	$417,592	$-

Costs and expenses

Cost of sales	152,615	-
Research and Development	600,000	500,000
Selling and administrative expenses	694,503	67,276
Stock based consulting	142,450	-
	1,589,568	567,276

Loss from operations	(1,171,976)	(567,276)

Other income
Interest Expense	(13,418)	-
Investment income	5,636	132
	(7,782)	132

Net loss	$(1,179,758)	$(567,144)

Loss per common share
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding
Basic	45,212,098	45,000,000
Diluted	45,212,098	45,000,000

The accompanying notes should be read in conjunction with the consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common	Number	Paid-in	Accumulated
	Stock	of Shares	Capital	Deficit	Total

BALANCE AT JANUARY 1, 2005	$40,000	40,000,000	$655,500	$(660,820)	$44,180

Contributed capital related to research and
development agreement	-		500,000	-	500,000

Net loss for the year ended December 31, 2005	-		-	(567,145)	(567,145)

BALANCE AT DECEMBER 31, 2005	40,000	40,000,000	1,165,000	(1,227,965)	(22,965)
Effects of Recapitalization due to merger	5,000	5,000,000	(5,000)		-
Stock based consulting			142,450		142,450

Proceeds from private offering of common stock	1,296	1,296,500	1,295,204	-	1,296,500

Contributed capital related to research and
development agreement	-		600,000	-	600,000

Net loss for the year ended December 31, 2006	-	-	-	(1,179,758)	(1,179,758)

BALANCE AT DECEMBER 31, 2006	$46,296	46,296,500	$3,197,654	$(2,407,723)	$836,227

The accompanying notes should be read in conjunction with the consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,179,758)	$(567,144)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Depreciation expense	7,627	4,232
Contributed capital for services	600,000	500,000
Common stock issued for services	-	4,500
Fair value of warrants issued for consulting services	142,450	-
Change in operating assets and liabilities
(Increase) Decrease in:
Inventory	(467,738)	-
Prepaid expenses	(8,962)	-
Security deposit	(5,535)	-
Increase (Decrease) in:
Accounts payable and accrued expenses	247,794	3,909

NET CASH USED IN
OPERATING ACTIVITIES	(664,122)	(54,503)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Equipment	(62,295)	(403)

NET CASH USED IN
INVESTING ACTIVITIES	(62,295)	(403)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from sale of common stock	1,296,500	-
Proceeds from convertible debenture payable	42,000	-
Due from shareholder	1,678	-
Repayments to shareholder	(439,833)	-
Loan from shareholder	495,219	-

NET CASH PROVIDED BY
FINANCING ACTIVITIES	1,395,564	-

NET INCREASE (DECREASE) IN CASH	669,147	(54,906)

CASH AT BEGINNING OF YEAR	14,850	69,756

CASH AT END OF YEAR	$683,997	$14,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Income taxes	$-	$-

Interest	$12,688	$-

The accompanying notes should be read in conjunction with the consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared by Valley Forge Composite Technologies, Inc., a Florida corporation (the “Company”). The Company’s financial statements are consolidated with the results of its subsidiary, Valley Forge Composite Technologies, Inc., a Pennsylvania corporation (“VFCT”).

Nature of the Business
VFCT was incorporated in Pennsylvania on November 21, 1996. The Company has been continuously engaged in the development and sales of scientific technologies. VFCT is actively engaged in an established electronic components business. The Company has been engaged in this business in excess of six years. This activity consists of the sale of electronic components, primarily transistors, which are classified as uncontrolled parts. Uncontrolled parts are parts which are not subject to special licensing and regulation by the U.S. Department of Commerce Bureau of Export Administration prior to export from the United States.

Between 1996 and approximately 2003, the Company won numerous contracts to produce various mechanical devices for special projects. Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products. Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation ("QCI") entered into a share exchange agreement with Valley Forge Composite Technologies, Inc., a Pennsylvania corporation ("VFCT"). Under the share exchange agreement, QCI issued 40,000,000 shares of its common stock to VFCT shareholders for the acquisition of all of the outstanding capital stock of VFCT. For financial accounting purposes, the exchange of stock was treated as a recapitalization of VFCT with the former shareholders of QCI retaining 5,000,000 shares (or approximately 11%) of the public company. Prior to the merger, QCI was a reporting shell corporation with no operations. The share exchange was approved by QCI and its sole shareholder, Quetzal Capital Funding I, Inc. ("QCF1"), and by VFCT's board of directors and a majority of its shareholders.

Several related agreements were also made with parties associated or affiliated with QC1 in connection with the approval of the share exchange. These agreements involved the approval of a consulting agreement and a warrant agreement with Coast To Coast Equity Group, Inc. (“CTCEG”), a company owned by the same shareholders who own QC1’s sole corporate shareholder, QCF1, and a registration rights agreement for QCF1, CTCEG and private placement unit holders.

Basis of Presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiary, VFCT. All material intercompany balances and transactions have been eliminated.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Summary of Significant Accounting Policies

Except as may otherwise be provided herein, these consolidated financial statements have been prepared consistently with the accounting policies described in Note 1 to VFCT's financial statements for the year ended December 31, 2006.

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

Comprehensive Income
The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, security deposits, due to shareholders, accounts payables, accrued expenses and a convertible debenture. The carrying values of these financial instruments approximate the fair value due to their short term maturities.

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At December 31, 2006, the Company’s cash deposits exceeded the FDIC insured limits by $584,820.

Cash Equivalents
The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At December 31, 2006, the Company held no cash equivalent securities.

Inventories
The Company’s inventory is valued at the lower of cost or market, on a first-in first-out (FIFO) basis. Inventories consist of the following at December 31, 2006:

Work in process	$32,153
Finished goods	435,585
$467,738

At December 31, 2006, $435,585 of the Company’s finished goods inventory was being held by an outside third party.

Property and Equipment
Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Computers and Equipment	5years
Furniture and fixtures	7years

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment (continued)
Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

Revenue Recognition
The Company only recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, receipt of goods by the customer occurs, the price is fixed or determinable, collection is reasonably assured and upon the customer acceptance of the goods.

Persuasive evidence of a customer or distributor arrangement exists upon the Company’s receipt of a signed purchase order from the customer, the Company’s shipment of the goods as specified in the purchase order and the customer’s receipt of the goods ordered.

A sales agreement is initiated when the customer submits a signed purchase order which states the product(s) ordered, price, quantity and the terms and conditions of sale. Acceptance occurs upon the earlier of; (1) the Company’s receipt of a written acceptance of the goods from the customer; or (2) expiration of the time period stated in each purchase order for final payment which may vary with each order. The customer has a right of return from the date that the shipment occurs until the final payment date stated in the purchase order. Revenue is only recognized upon completion of product testing by the customer, but not later than 180 days after product shipment occurs.

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

Effective July 6, 2006 (date of the exchange agreement explained previously in Note 1), VFCT is no longer a Subchapter S corporation and is now subject to corporate level taxes on its earnings.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share (continued)
The following sets forth the computation of earnings per share.

		For the Year Ended December 31,
		2006		2005

Net loss	$	(1,179,758)	$	(567,144)
Weighted average shares outstanding		45,212,098		45,000,000
Loss per share - basic & dilutive		$(.03)		$(.01)

Diluted loss per common share has not been presented separately for the year ended December 31, 2006 since the impact of the convertible warrants and convertible debenture would be antidilutive.

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

On July 6, 2006 the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG. These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares. A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%. Six months consulting expense in the amount of $142,450 was attributed to the grant of these warrants during the year ended December 31, 2006. A reconciliation of these related warrants issued and outstanding at December 31, 2006 is as follows:

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Based Payments (continued)

Warrants outstanding at December 31, 2005	-
Granted	3,000,000
Exercised/forfeited	-
Warrants outstanding at December 31, 2006	3,000,000

Warranties
Some of the Company’s product lines will be covered by an annual renewable warranty effective only with the purchase of the Company’s annual maintenance contract agreement. The Company expects the annual maintenance contract agreement fees will total 15% to 20% of the original purchase price of the products.

Revenue from periodic maintenance agreements shall be recognized ratably over the respective maintenance periods provided no significant obligations remain, and collectibility of the related receivable is probable.

Recent accounting pronouncements
In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after September 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. The Company adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on its financial statements.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1- NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In February 2006, the Financial Accounting Standards Board issued Statement No. 155 (‘‘SFAS No 155’’), ‘‘Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140’’. Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for the Company, is effective for fiscal 2008 beginning January 1, 2008. This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company is currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on its results of operations, cash flows or financial condition.

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for the Company, is effective for fiscal 2007 beginning January 1, 2007. The Company does not believe that the adoption of SAB 108 will have a material impact on the Company’s results of operations, cash flows or financial condition.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,407,723 at December 31, 2006, net losses in the year ended December 31, 2006 of $1,179,758 and cash used in operations during the year ended December 31, 2006 of $664,122. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management may attempt to raise additional funds by way of a public or private offering of its securities. While the Company believes in the viability of its strategy to improve sales volume and its ability to raise additional funds, there can be no assurances to that effect.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - GOING CONCERN (continued)

Since its inception in 1996, the Company was involved in the development and sales of advanced scientific technologies. Sales through the years were sporadic but had high margins. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to raise additional funds.

In 2003, the Company entered into a Cooperative Research and Development Agreement for the development and commercialization of an Advanced-Detector Complex, which is more fully described in Note 4. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - INCOME TAXES

Effective July 6, 2006 (date of the exchange agreement explained in Note 1), VFCT is no longer a Subchapter S corporation and is subject to corporate level taxes on its earnings beginning July 6, 2006. Due to tax losses incurred, the Company did not record a current tax provision for the year ended December 31, 2006.

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

Net operating loss carryforwards	$126,867
Less: Valuation allowance	(126,867)
Net deferred income tax assets	$-0-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for fiscal 2006:

Computed “expected” tax benefit	(35)%
State taxes net of “expected” tax benefit	(6)%
Change in valuation allowance	41%
Effective tax rate	0%

Net operating loss carryforwards totaled approximately $309,432 at December 31, 2006. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2006 due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The Company is responsible for the coordination of activities in Russia and the U.S., the demonstration of detection technologies with LLNL, and the development of market survey data and business commercialization plans for introducing the successful Accelerator-Detector Complex (also referred to in this Form 10-KSB as “THOR”) into the international transportation security market. The Company’s portion of total cost estimate for this 48 month CRADA project is $1,800,000, of which $500,000, $400,000 and $300,000 were incurred during the years ended December 31, 2005, 2004 and 2003. $600,000 of the Company’s total costs were incurred during the year ended December 31, 2006. The Company accounted for the CRADA project in accordance with Staff Accounting Bulletin Topic 5-T by recording a research and development cost through contributions by the stockholders.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, Louis J. Brothers the Company’s president and major shareholder of the Company advanced the Company $55,386. This amount is included in the due to shareholders balance on the balance sheet at December 31, 2006. The balance includes 6% annual interest compounded quarterly, and is due on demand.

On August 11, 2006, Coast to Coast Equity Group, Inc., a Company warrant holder, loaned the Company $42,000 as described in Note 8.

NOTE 6 - BUSINESS CONCENTRATIONS

The Company’s only sales in 2006 were sales of electronic components to one customer located in Japan.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 7 - DESCRIPTION OF LEASING ARRANGEMENTS

On September 1, 2006, the Company entered into a lease of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The term of the lease shall be for five years beginning on the first day of September, 2006 and ending on the last day of August, 2011.

The annual base rent increases every 12 months starting at approximately $40,484 and ending at approximately $53,730. Under the terms of the lease, additional rent for operating expenses of the building shall also be payable by the Company at a pro rata share deemed to be 0.928%, which will total approximately $19,402 for the first 12 months. These expenses are anticipated to increase at a rate of 3% per year. Rent expense for the years ended December 31, 2006 and 2005 was $10,199 and $0 respectively.

The following is a schedule of future minimum lease payments required under the lease:

Year Ending
December 31	Amount

2007	$ 43,387
2008	49,680
2009	51,163
2010	52,695
2011	35,820

$ 232,745

NOTE 8 - CONVERTIBLE DEBENTURE

On August 11, 2006, the Company issued a convertible debenture to CTCEG in the amount of $42,000 in exchange for cash received. This debenture matures upon the earlier of twelve months from the date of the closing of the merger between VFCT and CTCEG, which occurred on July 6, 2006, or upon the date of an “event of default” which would include any proceedings by VFCT to seek protection due to insolvency. The interest rate is of 4% per annum and runs from August 11, 2006. The amounts due may be paid in cash or, upon mutual agreement of the parties, cash equivalents including but not limited to payment in the form of the Company’s common stock valued at $1.00 per share; or upon mutual agreement of the parties, CTCEG may apply amounts due toward the cash exercise of the 3,000,000 Class A warrants granted to CTCEG as stated in detail within the Consulting agreement as Share Based Payments which is described in Note 1.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9 - SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1. The Company recorded stock based consulting expense of $142,450 for the year ending December 31, 2006.

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 as required.

The Company established a price protection provision relating to the selling unit holders of the private placement securities named in the registration statement. The provision states that parties to the agreement are entitled to receive additional stock or warrants if the Company sells shares of stock or warrants for less than $1.00 per share of common stock and $1.50 per warrant prior to the time limitations specified which are one (1) year from the effective date of the Registration Statement for common stock issued and six (6) months from the effective date of the Registration Statement for warrants issued. The Company does not anticipate that it will offer any additional securities which would cause this provision to become effective prior to the applicable time limitations of the provisions. Accordingly, the Company believes that the price protection provision will have no accounting impact.

Coast To Coast Equity Group, Inc., and Quetzal Capital Funding 1, Inc., are protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement (incorporated by reference herein), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, will continue in effect for a period two years from the effective date of this registration statement and are assignable in private transactions, provided that the shares are not sold in market transactions. The Company does not anticipate that it will offer any additional securities which would cause this provision to become effective prior to the applicable time limitations of the provisions. Accordingly, the Company believes that the non-dilution provision will have no accounting impact.

Common Stock Warrants

Stock warrant activity for the year ended December 31, 2006 is summarized as follows:

	Number of	Weighted average
	shares	exercise price

Outstanding at December 31, 2005	0	$-
Granted	4,296,500	1.50
Exercised	-	-

Outstanding at December 31, 2006	4,296,500	$1.50

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9 - SHAREHOLDERS’ EQUITY (continued)

The following table summarizes the Company's stock warrants outstanding at December 31, 2006:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Excercise Price	Number	Life	Price

$ 1.00	1,000,000	1.50	$ 1.00
$ 1.50	1,000,000	1.50	$ 1.50
$ 2.00	1,000,000	1.50	$ 2.00
$ 1.50	1,296,500.50		$ 1.50

NOTE 10 - REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of a registration rights agreement entered into on July 6, 2006, the Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued to CTCEG and to private securities purchasers (the unit purchasers), and to register for resale the 5,000,000 shares owned by QCF1, no later than 30 days after the Company obtains a shareholder base of 35 shareholders, and will use its best efforts to have the registration statement declared effective with the SEC within 180 days of the filing date. If the Company does not meet the scheduled filing date, it has agreed to pay liquidated damages as required in the registration rights agreement (incorporated by reference from exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 11, 2006). Similar registration rights apply to the Company’s sales of securities in private placement transactions. Management timely filed the Form SB-2 registration agreement with The Securities and Exchange Commission on November 14, 2006. Accordingly, liquidated damages have not been accrued as of the balance sheet date.

NOTE 11 - ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses consist primarily of $118,322 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 13.24% per annum and call for total minimum monthly installment payments of $2,700 as of December 31, 2006. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2007, such amounts have been classified as current.

The remaining current accounts payable and accrued liabilities consist of ordinary recurring administrative expenses which were incurred in the operations of the Company.