Form 10QSB/A
period 2006-09-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2007-04-09
CIK 1332412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Purpose of This Amendment

On March 12, 2007, the Company, after review and discussion by its Board of Directors and its President and Principal Financial and Accounting Officer, concluded that the previously issued interim financial statements for the nine months ended September 30, 2006 included in the Company's Registration Statement on Form SB-2, as amended, and Report on Form 10-QSB for the period ended September 30, 2006 should not be relied upon. In particular the Company has determined, based upon discussions with the U.S. Securities and Exchange Commission (“SEC”), that it had improperly reported and overstated sales revenue and receivable amounts totaling $921,919 in connection with a sale of electronic parts in early 2006. The Company also overstated cost of sales by $435,585, and understated inventories by $435,585. The Company overstated selling and administrative expenses by $436,609 and overstated amounts due to shareholders by $436,609 relating to commission expense of the sale. The Company has also reclassified $98,000 from its Due To Shareholder account to its Accounts Payable and Accrued Expenses account relating to the deferral of the sale. Also, the Company has revised certain footnotes as they relate to the foregoing and other matters as a result of its discussions with the SEC. All of the preceding changes directly relate to the Company’s change in revenue recognition after discussions with the SEC.

As a result, we restated our Form 10-QSB for the period ended September 30, 2006 to reflect the appropriate revenue recognition.

TABLE OF CONTENTS

PAGE
Part I Financial Information	1

Item 1. Consolidated Financial Statements (unaudited)	1

Balance Sheet	2

Statements of Operations	3

Statements of Cash Flows	4

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	19

Part II Other Information	20

Item 6. Exhibits	20

Signatures	18

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$191,616

Inventory	435,585

Total current assets	627,201

Property and equipment, net	21,432

Other assets:
Security deposit	5,534

Total Assets	$654,167

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$453,367
Convertible debenture	42,000
Due to shareholders	98,943

Total current liabilities	594,310

Shareholders' Equity:
Common stock, $.001 par value, 100,000,000
shares authorized; 45,335,000 shares
issued and outstanding	45,335
Additional paid-in capital	2,014,126
Accumulated deficit	(1,999,604)

Total shareholders' equity	59,857

Total Liabilities and Shareholders' Equity	$654,167

 See Accompanying Notes to Unaudited Consolidated Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ending		For the nine months ending
	September 30,		September 30,
	2006	2005	2006	2005

Sales	$-	$-	$417,592	$-

Costs and expenses

Cost of sales	-	-	152,615	-
Research and Development	150,000	125,000	450,000	375,000
Selling and administrative expenses	122,673	12,408	515,582	48,078
Stock based consulting	71,225	-	71,225	-
	343,898	137,408	1,189,422	423,078

Loss from operations	(343,898)	(137,408)	(771,830)	(423,078)

Other income

Investment income	135	43	191	110

Net loss	$(343,763)	$(137,365)	$(771,639)	$(422,968)

Loss per common share
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding
Basic	45,100,543	45,000,000	45,033,883	45,000,000
Diluted	45,100,543	45,000,000	45,033,883	45,000,000

See Accompanying Notes to Unaudited Consolidated Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(771,639)	$(422,968)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Depreciation expense	3,436	3,152
Contributed capital for services	450,000	375,000
Fair value of warrants issued for consulting services	71,225	-
Change in operating assets and liabilities
(Increase) Decrease in:
Inventory	(435,585)	-
Security deposit	(5,534)
Increase (decrease) in:
Accounts payable and accrued expenses	447,138	(159)

NET CASH USED IN OPERATING ACTIVITIES	(240,959)	(44,975)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures	(16,132)	(402)

NET CASH USED IN INVESTING ACTIVITIES	(16,132)	(402)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from sale of common stock	335,000	-
Proceeds from convertible debenture	42,000	-
Loan from shareholder	494,391	-
Loan repayment to shareholder	(437,534)	(18,100)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	433,857	(18,100)

NET INCREASE (DECREASE) IN CASH	176,766	(63,477)

CASH AT BEGINNING OF PERIOD	14,850	69,756

CASH AT END OF PERIOD	$191,616	$6,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-

Interest	$4,779	$52

See the accompanying notes to the unaudited consolidated financial statements.

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

Share exchange agreement

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation (“QC1”) entered into a share exchange agreement with Valley Forge Composite Technologies, Inc., a Pennsylvania corporation (“VFCT”). Under the share exchange agreement, QC1 issued 40,000,000 shares of its common stock to VFCT shareholders for the acquisition of all of the outstanding capital stock of VFCT. For financial accounting purposes, the exchange of stock was treated as a recapitalization of VFCT with the former shareholders of QC1 retaining 5,000,000 shares (or approximately 11%) of the public company. Prior to the merger, QC1 was a reporting shell corporation with no operations. The share exchange was approved by QC1 and its sole shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and by VFCT’s board of directors and a majority of its shareholders.

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

Between 1996 and approximately 2003, the Company won numerous contracts to produce various mechanical devices for special projects. Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products. Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (THOR").

Summary of Significant Accounting Policies
Except as may otherwise be provided herein, these unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 1 to VFCT's financial statements for the year ended December 31, 2005.

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

Inventories
The Company’s inventory is valued at the lower of cost or market, on a first-in, first-out (FIFO) basis. Inventories consist of the following at September 30, 2006:

 Finished goods     $ 435,585

At September 30, 2006, $435,585 of the Company’s finished goods inventory was being held by an outside third party.

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

Persuasive evidence of a customer or distributor arrangement exists upon the Company's receipt of a signed purchase order from the customer, the Company's shipment of the goods as specified in the purchase order and the customer's receipt of the goods ordered.

A sales agreement is initiated when the customer submits a signed purchase order which states the product(s) ordered, price, quantity and the terms and conditions of sale. Acceptance occurs upon the earlier of; (1) the Company's receipt of a written acceptance of the goods from the customer; or (2) expiration of the time period stated in each purchase order for final payment which may vary with each order. The customer has a right of return from the date that the shipment occurs until the final payment date stated in the purchase order. Revenue is only recognized upon completion of product testing by the customer, but not later than 180 days after product shipment occurs.

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

The following sets forth the computation of earnings per share.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005

Net loss	$	(343,763)	$	(137,365)	$	(771,639)	$	(422,968)
Weighted average shares outstanding		45,100,543		45,000,000		45,033,883		45,000,000
Loss per share - basic & dilutive		$(.01)		$(.00)		$(.02)		$(.01)

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,999,604 at September 30, 2006, net losses in the nine months ended September 30, 2006 of $771,639 and cash used in operations during the nine months ended September 30, 2006 of $240,959. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations. Management may attempt to raise additional funds by way of a public or private offering of its securities. While the Company believes in the viability of its strategy to improve sales volume and its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to raise additional funds. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, the Company’s president and major shareholder of the Company advanced the Company $56,857. This amount is included in the due to shareholders balance on the balance sheet at September 30, 2006. The balance includes 6% annual interest compounded quarterly and is due upon demand.

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
SEPTEMBER 30, 2006

NOTE 7 - DESCRIPTION OF LEASING ARRANGEMENTS (continued)

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

The following is a schedule of future minimum lease payments required under the lease:

September 30,
2007	$41,210
2008	49,315
2009	50,782
2010	52,307
2011	49,253
Total	$242,867

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
SEPTEMBER 30, 2006

NOTE 9 - SHAREHOLDERS’ EQUITY (continued)

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

Coast To Coast Equity Group, Inc., and Quetzal Capital Funding 1, Inc., are protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement (incorporated by reference herein), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company's common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company's common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, will continue in effect for a period two years from the effective date of this registration statement and are assignable in private transactions, provided that the shares are not sold in market transactions. The Company does not anticipate that it will offer any additional securities which would cause this provision to become effective prior to the applicable time limitations of the provisions. Accordingly, the Company believes that the non-dilution provision will have no accounting impact.

Common Stock Warrants

Stock warrant activity for the nine months ended September 30, 2006 is summarized as follows:

	Number of	Weighted average
	warrants	exercise price
Outstanding at June 30, 2006	0	$.000
Granted	3,335,000	1.50
Exercised	-	-

Outstanding at September 30, 2006	3,335,000	$1.50

The following table summarizes the Company's stock warrants outstanding at September 30, 2006:

Warrants outstanding and exercisable
		Weighted	Weighted
		average	average
Range of		remaining	exercise
exercise price	Number	life	price
$ 1.00	1,000,000	1.75	$1.00
$ 1.50	1,000,000	1.75	$1.50
$ 2.00	1,000,000	1.75	$2.00
$ 1.50	335,000.75		$1.50

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

 NOTE 11 - SUBSEQUENT EVENTS

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

NOTE 12 - RESTATEMENT OF FINANCIAL STATEMENTS

Upon review of the Company’s Registration Statement Form SB-2/A by the Company’s Board of Directors, its President and Principal Financial and Accounting Officer, management has concluded that the previously issued financial statements for the nine months ending September 30, 2006 included in the Company's Registration Statement Form SB-2/A and Form 10-QSB for the quarterly period ending September 30, 2006 should be restated. Management’s decision is based upon its recent revision to the Company's revenue recognition policy which was deemed necessary after discussions and correspondence with the Securities and Exchange Commission.

In its prior financial statements, the Company’s revenue recognition policy stated that “the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.” The Company generally recognized revenue at the time product was shipped to the customer. However, prompted by a delay in collection of certain revenues from goods shipped during 2006, the Company has revised this policy to defer recognition of revenue on shipments to customers which are subject to customer testing and acceptance contract provisions. The Company’s revised revenue recognition policy is fully explained in Note 1.

Consequently, management is restating the financial statements for the quarterly period ending September 30, 2006. The change in the Company's revenue recognition policy has multiple effects on its financial statements. For the three months ended September 30, 2006, interest expense has been reduced by $6,452 to correct the accrued interest expense based upon a shareholders’ loan to the Company. For the nine months ended September 30, 2006 revenue and accounts receivable have been reduced by $921,919. Cost of sales has been reduced by $435,585 and inventories have been increased by $435,585. Selling and administrative expenses have been reduced by $436,609 for commissions directly related to the deferred revenue and amount due to shareholder has been reduced by $436,609 for these commissions. Additionally, as a reclassification entry, the company has reduced amounts due to shareholder in the amount of $98,000 and increased accrued expenses by $98,000 due to the deferral of the sale. The changes described above effect the Company's consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows for the interim period ended September 30, 2006 as detailed in the following schedules.

A summary of the effects of the restatement is as follows:

Effects of the Restatement

For the three months ending September 30, 2006

	Previously Reported	Net Change	As Restated
Consolidated statements of operations:
Total revenues	$-	-	$-
Cost of sales	-	-	-
Selling and administrative expenses	129,125	(6,452)	122,673
Loss from operations	(350,350)	6,452	(343,898)
Net loss	(350,215)	6,452	(343,763)

Effects of the Restatement

For the nine months ending September 30, 2006

	Previously Reported	Net Change	As Restated
Consolidated Balance Sheet:
Accounts receivable	$921,919	(921,919)	-
Inventory	-	435,585	435,585
Total current assets	1,113,535	(486,334)	627,201
Total assets	1,140,501	(486,334)	654,167
Accounts payable and accrued expenses	355,367	98,000	453,367
Due to shareholders	633,552	(534,609)	98,943
Total current liabilities	1,030,919	(436,609)	594,310
Accumulated deficit	(1,949,879)	(49,725)	(1,999,604)
Total shareholders’ equity	109,582	(49,725)	59,857
Total liabilities and shareholders’ equity	1,140,501	(486,334)	654,167

Consolidated statements of operations:
Total revenues	$1,339,511	(921,919)	$417,592
Cost of sales	588,200	(435,585)	152,615
Selling and administrative expenses	952,191	(436,609)	515,582
Loss from operations	(722,105)	(49,725)	(771,830)
Net loss	(721,914)	(49,725)	(771,639)

Consolidated statements of cash flows:
Net loss	(721,914)	(49,725)	(771,639)
Accounts receivable	(921,919)	921,919	-
Inventory	-	(435,585)	(435,585)
Accounts payable and accrued expenses	349,138	98,000	447,138
Net cash used in operating activities	(775,568)	534.609	(240,959)
Loan from shareholder	591,466	(97,075)	494,391
Loan repayment to shareholder	-	(437,534)	(437,534)
Net cash provided by financing activities	968,466	(534,609)	433,857

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

Financial Results

Restatement of September 30, 2006 Financial Statements

On March 12, 2007, Valley Forge Composite Technologies, Inc. (the "Company"), after review and discussion by its Board of Directors and its President and Principal Financial and Accounting Officer, concluded that the previously issued interim financial statements for the nine months ended September 30, 2006 included in the Company's Registration Statement on Form SB-2, as amended, and Report on Form 10-QSB for the period ended September 30, 2006 should not be relied upon. In particular the Company has determined, based upon discussions with the U.S. Securities and Exchange Commission, that it had improperly reported and overstated sales revenue and receivable amounts totaling $921,919 each. The Company also overstated cost of sales by $435,585, and understated inventories by $435,585. The Company overstated selling and administrative expenses by $436,609 and overstated amounts due to shareholders by $436,609 relating to commission expense of the sale. All of the preceding changes directly relate to the Company’s change in revenue recognition after discussions with the SEC.

The effect of the Company’s restated September 30, 2006 interim financial statements is an increase in net loss for the nine months ended September 30, 2006 to $771,639. Net loss per share (basic and diluted) for the nine months ended September 30, 2006 remains at $0.02.

Another effect was decrease in the net loss for the three months ended September 30, 2006 to $343,763. Net loss per share (basic and diluted) for the three months ended September 30, 2006 remains at $0.01. Total assets decreased by $486,334, current liabilities decreased by $436,609 and shareholders’ equity decreased by $49,725 as a result of the restatement.

This restatement reflects the decision of Management that a parts order sold to a Japanese buyer should not have been recorded as revenue in 2006 and should be recorded as inventory because payment has been delayed and collectability is the subject of debate. Revenue will be recognized when payment is received.

The Company does not have an audit committee. The Company discussed the matters set forth herein with the Company's independent registered public accounting firm, Sherb & Co., LLP. The restated financial information is contained in the Company’s financial statements for December 31, 2006, which are contained in the Company’s Form 10-KSB filed on April 2, 2007.

The Company is engaged in an on-going comment and response process with the SEC related to its Registration Statement on Form SB-2. The changes set forth in the Form SB-2/A for the period ended September 30, 2006 will also be reflected in Amendment #2 to the Company's Form SB-2 when it is filed with the SEC. It is possible that the Company will receive additional accounting comments from the SEC related to its registration statement on Form SB-2 and prospectus, as amended.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,999,604 at September 30, 2006, net losses in the nine months ended September 30, 2006 of $771,639 and cash used in operations during the nine months ended September 30, 2006 of $240,959. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations. Management may attempt to raise additional funds by way of a public or private offering of its securities. While the Company believes in the viability of its strategy to improve sales volume and its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to raise additional funds. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the three months ended September 30, 2006, we had a net loss of $343,763 and a net loss per share of $0.01, as compared to the third quarter ended September 30, 2005 in which we had a net loss of $137,365 and a net loss per share of $0.00. For the nine months ended September 30, 2006, we had a net loss of $771,639 and a net loss per share of $0.02, as compared to the nine months ended September 30, 2005 where we had a net loss $422,968 and a net loss per share of $0.01. The differences in performances for the nine months ending September 30, 2006 and September 30, 2005 reflect the recognition of certain payroll expenses and the recognition of the expenses of the 3,000,000 warrants issued to CTCEG. The primary differences in results between the quarter ended September 30, 2006 and September 30, 2005 are the incurrence of payroll expenses, rent expense for our new headquarters office, and legal and accounting expenses pertaining to our new reporting obligations as a reporting company.

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

Liquidity and Capital Resources

During the three months ending September 30, 2006, we raised $335,000 in private equity funding from sales of equity securities, $42,000 received from issuance of a convertible debenture. Following the quarter ended September 30, 2006, we raised an additional $936,500 from sales of equity securities. On July 6, 2006, the Company issued 3,000,000 warrants to CTCEG in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant. The Company recorded stock based consulting expense of $71,225. During the nine months ended September 30, 2006, the Company’s president advanced the Company $56,857.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: April 9, 2007	By:	/s/ Louis J. Brothers
Louis J. Brothers
Chairman, Chief Executive Officer, Chief Financial Officer, and Authorized Officer