Form 10QSB
period 2007-03-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2007-05-15
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

Transitional Small Business Disclosure Format (check one): Yes o No x

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2007
Common Stock, $.001 par value per share	46,296,500 shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash	$367,633
Inventory	535,632
Prepaid expenses	8,000
Deposits with vendors	18,323

Total current assets	929,588

Property and equipment, net	63,857

Other assets:
Security deposit	5,535

Total Assets	$998,980

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$249,274
Convertible debenture	42,000
Due to shareholder	96,729

Total current liabilities	388,003

Shareholders' Equity:
Common stock, $.001 par value, 100,000,000
shares authorized; 46,296,500 shares
issued and outstanding	46,296
Additional paid-in capital	3,268,879
Accumulated deficit	(2,704,198)

Total shareholders' equity	610,977

Total Liabilities and Shareholders' Equity	$998,980

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ending
	March 31,
	2007	2006

Sales	$-	$-

Costs and expenses

Research and Development	-	150,000
Selling and administrative expenses	226,256	7,094
Stock based consulting	71,225	-
	297,481	157,094

Loss from operations	(297,481)	(157,094)

Other income (expense)
Investment income	4,990	48
Interest expense	(3,985)	(14)

Net loss	$(296,476)	$(157,060)

Loss per common share
Basic	$(0.01)	$-
Diluted	$(0.01)	$-

Weighted Average Common Shares Outstanding
Basic	46,296,500	45,000,000
Diluted	46,296,500	45,000,000

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(296,476)	$(157,060)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Depreciation expense	3,358	871
Contributed capital for services	-	150,000
Fair value of warrants issued for consulting services	71,225	-
Change in operating assets and liabilities
(Increase) Decrease in:
Inventory	(67,894)	(588,200)
Prepaid expenses	962	-
Vendor deposits	(18,323)	-
Increase (decrease) in:
Accounts payable and accrued expenses	(4,748)	483,173

NET CASH USED IN
OPERATING ACTIVITIES	(311,896)	(111,216)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(3,811)	-

NET CASH USED IN
INVESTING ACTIVITIES	(3,811)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan From Shareholder	-	99,999
Repayments to shareholder	(657)	-

NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	(657)	99,999

NET DECREASE IN CASH	(316,364)	(11,217)

CASH AT BEGINNING OF PERIOD	683,997	14,850

CASH AT END OF PERIOD	$367,633	$3,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-

Interest	$2,110	$48

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

Between 1996 and 2003, the Company won numerous contracts to produce various mechanical devices for special projects. Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products. Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation (“QC1”) entered into a share exchange agreement with VFCT. Under the share exchange agreement, QC1 issued 40,000,000 shares of its common stock to VFCT shareholders for the acquisition of all of the outstanding capital stock of VFCT. For financial accounting purposes, the exchange of stock was treated as a recapitalization of VFCT with the former shareholders of QC1 retaining 5,000,000 shares (or approximately 11%) of the public company. Prior to the merger, QC1 was a reporting shell corporation with no operations. The share exchange was approved by QC1 and its sole shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and by VFCT’s board of directors and a majority of its shareholders.

Several related agreements were also made with parties associated or affiliated with QC1 in connection with the approval of the share exchange. These agreements involved the approval of a consulting agreement and a warrant agreement with Coast To Coast Equity Group, Inc. (“CTCEG”), a company owned by the same shareholders who own QC1’s sole corporate shareholder, QCF1, and a registration rights agreement for QCF1, CTCEG and private placement unit holders. On March 14, 2007, QCF1 was dissolved by unanimous decision of its three shareholders, Charles J. Scimeca, George Frudakis, and Tony N. Frudakis. This resulted in the Company gaining two additional shareholders due to the splitting of QCF1's share of the Company’s common stock between the three individual shareholders of QCF1.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At March 31, 2007, the Company’s cash deposits exceeded the FDIC insured limits by $262,272.

Cash Equivalents
The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At March 31, 2007, the Company held no cash equivalent securities.

Inventories
The Company’s inventory is valued at the lower of cost or market, on a first-in, first-out (FIFO) basis. Inventories consist of the following at March 31, 2007:

Work in process	$55,144
Finished goods	480,488
$535,632

At March 31, 2007, $480,488 of the Company’s finished goods inventory was being held by an outside third party. This third party is a Japanese customer with whom the Company has an established sales relationship. The Company believes that the finished goods inventory should remain on the Company’s books until such time that the customer remits payment for these goods and the sale is completed.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment
Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Computers and Equipment	5 years
Furniture and fixtures	7 years

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

A sales agreement is initiated when the customer submits a signed purchase order which states the product(s) ordered, price, quantity and the terms and conditions of sale. Acceptance occurs upon the earlier of: (1) the Company’s receipt of a written acceptance of the goods from the customer; or (2) expiration of the time period stated in each purchase order for final payment which may vary with each order. The customer has a right of return from the date that the shipment occurs until the final payment date stated in the purchase order. Revenue is only recognized upon completion of product testing by the customer, but not later than 180 days after product shipment occurs.

Income Taxes
Historically, VFCT has elected by unanimous consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code and the Commonwealth of Pennsylvania. Under those provisions, VFCT did not pay federal and state corporate income taxes on its taxable income. Instead, the stockholders were liable for individual federal and state income taxes on their respective shares of VFCT’s taxable income.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share
In accordance with SFAS No 128 “Earnings Per Share,” Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the periods below the Company excludes potentially dilutive securities such as convertible warrants and the convertible debenture from the loss per share calculations as their effect would have been anti-dilutive.

The following sets forth the computation of earnings per share.

		For the Three Months Ended March 31,
		2007		2006

Net loss	$	(296,476)	$	(157,060)
Weighted average shares outstanding		46,296,500		45,000,000
Loss per share - basic & dilutive		$(.01)		$(.00)

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Based Payments (continued)
A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%. Three months consulting expense in the amount of $71,225 was attributed to the grant of these warrants during the period ended March 31, 2007. A reconciliation of these related warrants issued and outstanding at March 31, 2007 is as follows:

Warrants outstanding at March 31, 2006	-
Granted at July 6, 2006	3,000,000
Exercised/forfeited	-
Warrants outstanding at March 31, 2007	3,000,000

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
MARCH 31, 2007

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

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for the Company, is effective for fiscal 2008 beginning January 1, 2008. This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company is currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on its results of operations, cash flows and financial condition.

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS No. 115, (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,704,198 at March 31, 2007, net losses in the period ended March 31, 2007 of $296,476 and cash used in operations during the period ended March 31, 2007 of $311,896. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended March 31, 2007.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

The Company is responsible for the coordination of activities in Russia and the U.S., the demonstration of detection technologies with LLNL, and the development of market survey data and business commercialization plans for introducing the successful Accelerator-Detector Complex (also referred to as “THOR”) into the international transportation security market. The Company’s portion of total cost estimate for this 48 month CRADA project is $1,800,000, of which $600,000, $500,000, $400,000 and $300,000 were incurred during the years ended December 31, 2006, 2005, 2004 and 2003 respectively. The Company accounted for the CRADA project in accordance with Staff Accounting Bulletin Topic 5-T by recording a research and development cost through contributions by the shareholders.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2006 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $97,386 for advances made to the Company. During the period ended March 31, 2007, the Company reimbursed Mr. Brothers in the amount of $657. The outstanding amount of Mr. Brothers’ advances to the Company is included in the due to shareholders balance on the balance sheet at March 31, 2007. The outstanding balance earns 6% annual interest compounded quarterly, and is due on demand.

On August 11, 2006, Coast to Coast Equity Group, Inc., a Company warrant holder, loaned the Company $42,000 as described in Note 7.

NOTE 6 - DESCRIPTION OF LEASING ARRANGEMENTS

On September 1, 2006, the Company entered into a lease of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The term of the lease shall be for five years beginning on the first day of September, 2006 and ending on the last day of August, 2011.

The annual base rent increases every 12 months starting at approximately $40,484 and ending at approximately $53,730. Under the terms of the lease, additional rent for operating expenses of the building shall also be payable by the Company at a pro rata share deemed to be 0.928%, which will total approximately $19,402 for the first 12 months. These expenses are anticipated to increase at a rate of 3% per year. Rent expense for the period ended March 31, 2007 and March 31, 2006 was $16,707 and $ 0 respectively

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6 - DESCRIPTION OF LEASING ARRANGEMENTS (continued)

The following is a schedule of future minimum lease payments required under the lease as of March 31, 2007:

Period Ending
March 31	Amount

2008	$45,564
2009	50,046
2010	51,544
2011	53,083
2012	22,388

$222,625

NOTE 7 - CONVERTIBLE DEBENTURE

On August 11, 2006, the Company issued a convertible debenture to CTCEG in the amount of $42,000 in exchange for cash received. This debenture matures upon the earlier of twelve months from the date of the closing of the merger between VFCT and CTCEG, which occurred on July 6, 2006, or upon the date of an “event of default” which would include any proceedings by VFCT to seek protection due to insolvency. The stated interest rate is 4% per annum. The amounts due may be paid in cash or, upon mutual agreement of the parties, cash equivalents including but not limited to payment in the form of the Company’s common stock valued at $1.00 per share; or upon mutual agreement of the parties, CTCEG may apply amounts due toward the cash exercise of the 3,000,000 Class A warrants granted to CTCEG as stated in detail within the Consulting agreement as Share Based Payments which is described in Note 1.

NOTE 8 - SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1. The Company recorded stock based consulting expense of $71,225 for the period ending March 31, 2007.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 8 - SHAREHOLDERS’ EQUITY (continued)

Coast To Coast Equity Group, Inc., and Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly the shareholders of Quetzal Capital Funding 1, Inc.), are protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement (incorporated by reference herein), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, will continue in effect for a period of two years from the effective date of the registration statement and are assignable in private transactions, provided that the shares are not sold in market transactions. The Company does not anticipate that it will offer any additional securities which would cause this provision to become effective prior to the applicable time limitations of the provisions. Accordingly, the Company believes that the non-dilution provision will have no accounting impact.

Common Stock Warrants

Stock warrant activity for the period ended March 31, 2007 is summarized as follows:

	Number of	Weighted average
	shares	exercise price

Outstanding at December 31, 2006	4,296,500	$1.50
Granted	-	-
Exercised	-	-

Outstanding at March 31, 2007	4,296,500	$1.50

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 8 - SHAREHOLDERS’ EQUITY (continued)

The following table summarizes the Company's stock warrants outstanding at March 31, 2007:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Excercise Price	Number	Life	Price

$ 1.00	1,000,000	1.25	$ 1.00
$ 1.50	1,000,000	1.25	$ 1.50
$ 2.00	1,000,000	1.25	$ 2.00
$ 1.50	1,296,500.50		$ 1.50

NOTE 9 - REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of a registration rights agreement entered into on July 6, 2006, the Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued to CTCEG and to private securities purchasers (the unit purchasers), and to register for resale the 5,000,000 shares owned by Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly QCF1), no later than 30 days after the Company obtains a shareholder base of 35 shareholders, and will use its best efforts to have the registration statement declared effective with the SEC within 180 days of the filing date. If the Company does not meet the scheduled filing date, it has agreed to pay liquidated damages as required in the registration rights agreement. Similar registration rights apply to the Company’s sales of securities in private placement transactions. Management timely filed the Form SB-2 registration agreement with the Securities and Exchange Commission on November 14, 2006. Accordingly, liquidated damages have not been accrued as of the balance sheet date.

NOTE 10 - ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $72,417 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 13.24% per annum and call for total minimum monthly installment payments of $2,700 as of March 31, 2007. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2007, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information presented in Item 2 contains forward-looking statements. You should understand that forward-looking statements are only predictions reflecting our current beliefs and are based on information currently available to us. Although we believe that the assumptions reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

You can identify a forward-looking statement by our use of a word such as “may”, “will”, “should”, “could”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “propose”, “potential” “continue” and similar terms and expressions, or the negative of these words or other variations on these words or comparable terminology.

In evaluating a forward-looking statement, you should understand that a forward looking statement involves known and unknown risks, uncertainties, contingencies, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statement. Known risks related to an investment in our Company, risks related to our business, and risks related to our securities are identified in pages six through eleven of our Form 10-KSB for fiscal year 2006 and are incorporated herein by reference. You should also understand that we have no obligation and do not undertake to update or revise forward-looking statements made in this Report to reflect events or circumstances occurring after the date of this Report.

Plan of Operation

The Company had no revenue in the first quarter of 2007. The revenue earned in fiscal year 2006 pertained to sales of electronic parts and not to our core focus of production and sale of the THOR technology. For the periods ended March 31, 2007 and March 31, 2006, VFCT had a net loss of $296,476 and $157,060 respectively.

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

In the three years preceeding July 2006, the month when we engaged in the Share Exchange Agreement, the Company’s cash flow needs had been met through capital investments from its founders. Between August 2006 and November 2006, we raised $1,296,500 from an offering of units, and we received a loan in the amount of $42,000 from Coast To Coast Equity Group, Inc. We have obtained a new headquarters office in Covington, Kentucky, and expended $226,256 on selling and administrative expenses during the first quarter of 2007. Our average monthly cost of operations from January 2007 through March 2007 was $99,160.

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

This section of our Form 10-QSB contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, our revenue recognition policy, and to the effect on our financial statements of recent accounting pronouncements. A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 1 to the financial statements.

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

Item 3. Controls and Procedures.

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

In anticipation of the effectiveness of Rule 13a-15 promulgated under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Management, including the Company's President, functioning as the Company’s principal executive and financial officer. Based upon that evaluation, the President, functioning as the Company’s principal executive and financial officer, concluded that the Company's disclosure controls and procedures are effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

Exhibit No.		Description
2.1	*	Share Exchange Agreement Between Quetzal Capital 1, Inc. and the Shareholders of Valley Forge Composite Technologies, Inc., dated July 6, 2006
3(i)(1)	*	Articles of Amendment by Quetzal Capital 1, Inc.
4.3	*	Valley Forge Composite Technologies, Inc.’s Notice of Shareholder Action and Information Statement
4.4	*

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

10.1	*	Registration Rights Agreement, dated July 6, 2006
10.2	*	Consulting Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.3	*	Warrant Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.4	**	Form of Investment Letter
31.1		13a-14(a)-15d-14(a) Certification - Louis J. Brothers
31.2		13a-14(a)-15d-14(a) Certification - Louis J. Brothers
32.1		18 U.S.C. § 1350 Certification - Louis J. Brothers
32.2		18 U.S.C. § 1350 Certification - Louis J. Brothers

* Incorporated by reference from Form 8-K filed on July 11, 2006.
** Incorporated by reference from Form SB-2/A filed on May 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: May 15, 2007	By:	/s/ Louis J. Brothers Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)