Form 10QSB
period 2007-06-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2007-08-13
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

Transitional Small Business Disclosure Format (check one): Yes o No x

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 8, 2007
Common Stock, $.001 par value per share	46,449,000 shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)
ASSETS

Current assets:
Cash	$116,227
Inventory	75,606
Prepaid expenses	20,400
Deposits with vendors	18,323

Total current assets	230,556

Property and equipment, net	61,304

Other assets:
Security deposit	5,535

Total Assets	$297,395

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$110,832
Convertible debenture	42,000
Due to shareholders	216,558

Total current liabilities	369,390

Shareholders' Deficiency:
Common stock, $.001 par value, 100,000,000
shares authorized; 46,296,500 shares
issued and outstanding	46,296
Additional paid-in capital	3,340,104
Accumulated deficit	(3,458,395)

Total shareholders' deficiency	(71,995)

Total Liabilities and Shareholders' Deficiency	$297,395

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ending		For the six months ending
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Sales	$-	$-	$-	$417,592

Costs and expenses

Cost of sales	-	-	-	152,615
Loss on shipped inventory	481,414	-	481,414	-
Research and development	-	150,000	-	300,000
Selling and administrative expenses	199,029	62,278	425,495	389,214
Stock based consulting	71,225	-	142,250	-
	751,668	212,278	1,049,159	841,829

Loss from operations	(751,668)	(212,278)	(1,049,159)	(424,237)

Other income

Investment income	4,979	9	9,969	56
Interest expense	(7,507)	(3,681)	(11,482)	(3,695)

Net loss	$(754,196)	$(215,950)	$(1,050,672)	$(427,876)

Loss per common share

Basic	$(0.02)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding

Basic	46,296,500	45,000,000	46,296,500	45,000,000
Diluted	46,296,500	45,000,000	46,296,500	45,000,000

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED)
	For the six months ended
	June 30,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,050,672)	$(427,876)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Depreciation expense	6,757	2,017
Loss on shipped inventory	481,414	-
Contributed capital for services	-	300,000
Fair value of warrants issued for consulting services	142,450
Change in operating assets and liabilities
(Increase) Decrease in:
Inventory	(89,282)	(435,585)
Prepaid expenses	(11,438)	-
Vendor deposits	(18,323)	-
Increase (decrease) in:
Accounts Payable and Accrued Expenses	(143,191)	526,831

NET CASH USED IN OPERATING ACTIVITIES	(682,285)	(34,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(4,657)	(4,131)

NET CASH USED IN INVESTING ACTIVITIES	(4,657)	(4,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to shareholder	(657)	-
Loans from shareholder	119,829	61,371

NET CASH PROVIDED BY FINANCING ACTIVITIES	119,172	61,371

NET (DECREASE) INCREASE IN CASH	(567,770)	22,627

CASH AT BEGINNING OF PERIOD	683,997	14,850

CASH AT END OF PERIOD	$116,227	$37,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-

Interest	$4,222	$3,695

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 -NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements have been prepared by Valley Forge Composite Technologies, Inc., a Florida corporation (the “Company”). The Company’s financial statements are consolidated with the results of its subsidiary, Valley Forge Composite Technologies, Inc., a Pennsylvania corporation (“VFCT”).

Nature of the Business
The Company’s operating subsidiary has been VFCT.  VFCT was incorporated in Pennsylvania on November 21, 1996. Through VFCT, the Company has been continuously engaged in the development and sales of scientific technologies. VFCT is actively engaged in an established electronic components business. The Company has been engaged in this business in excess of six years. This activity consists of the sale of electronic components, primarily transistors, which are classified as uncontrolled parts. Uncontrolled parts are parts which are not subject to special licensing and regulation by the U.S. Department of Commerce Bureau of Export Administration prior to export from the United States.

Between 1996 and 2003, the Company won numerous contracts to produce various mechanical devices for special projects. Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products. Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).  On April 30, 2007, the Company signed an agreement to become a re-seller of a personnel inspection device called ODIN-ULDRIS (Ultra Low Dose Radiographic Imaging System).  No sales have been made by the Company of the ODIN-ULDRIS product, and the Company does not maintain any units in inventory.

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation (“QC1”) entered into a share exchange agreement with VFCT. Under the share exchange agreement, QC1 issued 40,000,000 shares of its common stock to VFCT shareholders for the acquisition of all of the outstanding capital stock of VFCT.  For financial accounting purposes, the exchange of stock was treated as a recapitalization of VFCT with the former shareholders of QC1 retaining 5,000,000 shares (or approximately 11%) of the public company.  Prior to the merger, QC1 was a reporting shell corporation with no operations. The share exchange was approved by QC1 and its sole shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and by VFCT’s board of directors and a majority of its shareholders.   QC1 changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation, and is referred to throughout this report as the “Company.”

Several related agreements were also made with parties associated or affiliated with QC1 in connection with the approval of the share exchange. These agreements involved the approval of a consulting agreement and a warrant agreement with Coast To Coast Equity Group, Inc. (“CTCEG”), a company owned by the same shareholders who owned QC1’s sole corporate shareholder, QCF1, and a registration rights agreement for QCF1, CTCEG and private placement unit holders. On March 14, 2007, QCF1 was dissolved by unanimous decision of its three shareholders, Charles J. Scimeca, George Frudakis, and Tony N. Frudakis. This resulted in the Company gaining two additional shareholders due to the splitting of QCF1's share of the Company’s common stock between the three individual shareholders of QCF1.

Basis of Presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiary, VFCT. All material inter-company balances and transactions have been eliminated.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 -NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At June 30, 2007, the Company’s cash deposits exceeded the FDIC insured limits by $10,859.

Cash Equivalents
The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At June 30, 2007, the Company held no cash equivalent securities.

Inventories
The Company’s accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following at June 30, 2007:

Raw materials	$-0-
Work in process	75,606
Finished goods	-0-

Total inventory	$75,606

See Note 11 - Loss on shipped inventory.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 -NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Effective July 6, 2006 (date of the share exchange agreement explained previously in Note 1), VFCT ceased to be a Subchapter S corporation and became subject to corporate level taxes on its earnings.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 -NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following sets forth the computation of earnings per share.
	For the Six Months Ended
	June 30,
	2007	2006

Net loss	$(1,050,672)	$(427,876)
Weighted average shares outstanding	46,296,500	45,000,000
Loss per share - basic & dilutive	$(.02)	$(.01)

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

On July 6, 2006 the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG. These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  The Class A warrants were registered on a Form SB-2 registration statement, which, in its amended form, was declared effective by the SEC on May 14, 2007.  Therefore, the Class A warrants expire on May 14, 2009.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 -NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Based Payments (continued)

A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%. Six months consulting expense in the amount of $142,450 was attributed to the grant of these warrants during the period ended June 30, 2007. A reconciliation of these related warrants issued and outstanding at June 30, 2007 is as follows:

Warrants outstanding at June 30, 2006	-
Granted at July 6, 2006	3,000,000
Exercised/forfeited	-
Warrants outstanding at June 30, 2007	3,000,000

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 -NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $3,458,395 at June 30, 2007, net losses in the period ended June 30, 2007 of $1,050,672 and cash used in operations during the period ended June 30, 2007 of $682,285. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

In 2003, the Company entered into a Cooperative Research and Development Agreement for the development and commercialization of the THOR system, which is more fully described in Note 4.

While the Company is attempting to increase sales in general, the growth has not been significant enough to support the Company’s daily operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – INCOME TAXES

Effective July 6, 2006 (date of the share exchange agreement explained in Note 1), VFCT ceased to be a Subchapter S corporation and became subject to corporate level taxes on its earnings beginning July 6, 2006.

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended June 30, 2007.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 2007 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $216,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at June 30, 2007 earns 6% annual interest compounded quarterly, and is due on demand.

On August 11, 2006, CTCEG, a Company warrant holder, loaned the Company $42,000 as described in Note 7.

NOTE 6 - DESCRIPTION OF LEASING ARRANGEMENTS

On September 1, 2006, the Company entered into a lease of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The term of the lease shall be for five years beginning on the first day of September, 2006 and ending on the last day of August, 2011.

The annual base rent increases every 12 months starting at approximately $40,484 and ending at approximately $53,730. Under the terms of the lease, additional rent for operating expenses of the building shall also be payable by the Company at a pro rata share deemed to be 0.928%, which will total approximately $19,402 for the first 12 months. These expenses are anticipated to increase at a rate of 3% per year. Rent expense for the period ended June 30, 2007 and June 30, 2006 was $33,491 and $ 0 respectively.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6 - DESCRIPTION OF LEASING ARRANGEMENTS (continued)

The following is a schedule of future minimum lease payments required under the lease as of June 30, 2007:

Period Ending
June 30	Amount

2008	$48,952
2009	50,408
2010	51,922
2011	53,476
2012	8,956
$213,714

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

NOTE 8 – SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1. The Company recorded stock based consulting expense of $142,450 for the period ending June 30, 2007.

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 (Class B) warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 and was declared effective on May 14, 2007.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

CTCEG, and Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly the shareholders of QCF1), are protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement (incorporated by reference herein), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, will continue in effect for a period of two years from the effective date of this registration statement, i.e. May 14, 2009, and are assignable in private transactions, provided that the shares are not sold in market transactions. The Company does not anticipate that it will offer any additional securities which would cause this provision to become effective prior to the applicable time limitations of the provisions. Accordingly, the Company believes that the non-dilution provision will have no accounting impact.

Common Stock Warrants
Stock warrant activity for the period ended June 30, 2007 is summarized as follows:

	Number	Weighted average
	of shares	exercise price

Outstanding at December 31, 2006	4,296,500	$1.50
Granted	-	-
Exercised	-	-

Outstanding at June 30, 2007	4,296,500	$1.50

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

The following table summarizes the Company's stock warrants outstanding at June 30, 2007:

	Weighted Average	Weighted Average
Range of	Remaining	Exercise
Excercise Price	Number	Life	Price

$ 1.00	1,000,000	1.00	$ 1.00
$ 1.50	1,000,000	1.00	$ 1.50
$ 2.00	1,000,000	1.00	$ 2.00
$ 1.50	1,296,500.50		$ 1.50

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 9 - REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of a registration rights agreement entered into on July 6, 2006, the Company agreed to file a registration statement covering the shares of common stock underlying the securities issued to CTCEG and to private securities purchasers (the unit purchasers), and to register for resale the 5,000,000 shares owned by Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly QCF1), no later than 30 days after the Company obtains a shareholder base of 35 shareholders, and to use its best efforts to have the registration statement declared effective with the SEC within 180 days of the filing date. If the Company did not meet the scheduled filing date, it had agreed to pay liquidated damages as required in the registration rights agreement. Similar registration rights applied to the Company’s sales of securities in a private placement transaction occurring between August 2006 and November 2006. Management timely filed the Form SB-2 registration agreement with the SEC on November 14, 2006, and the SEC declared the registration effective on May 14, 2007, which was the first business day after the 180-day period expired. Accordingly, liquidated damages have not been accrued as of the balance sheet date.

Pursuant to the terms of the August-November 2006 private placement agreement, the Company agreed to obtain a trading symbol from the NASD within three (3) months after the effective date of the Company’s registration statement registering the private placement securities, and, if it failed to do so, the Company agreed that it would undertake to locate and merge with a company having a public quote for its common stock within the seven (7) month period following the effective date of the Company’s Registration Statement, and, failing the ability to merge timely with a trading company, the Company had agreed to rescind the Purchaser’s investment. The Company obtained a trading symbol for its common stock on July 9, 2007.  Accordingly, damages have not been accrued as of the balance sheet date.

NOTE 10 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $68,873 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 13.24% per annum and call for total minimum monthly installment payments of $1,666 as of June 30, 2007. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2007, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 11 – LOSS ON SHIPPED INVENTORY

On June 30, 2007, the Company, after review and discussion by its Board of Directors and its President and Principal Financial and Accounting Officer, concluded that inventory valued at $481,414 which was shipped to a Japanese customer should be written off to be consistent with the Company’s revenue recognition policies stated in Note 1.  The inventory has been in the possession of the customer for a period greater than 180 days with no assurances that payment for the products will be received or that the products will be returned or otherwise recovered.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 12 – SUBSEQUENT EVENT

Subsequent to June 30, 2007, the Company issued 152,500 common shares pursuant to the exercise of Class B warrants with an exercise price of $1.50 per common share for gross proceeds of $228,750.   The balance of Class B warrants outstanding and exercisable through January 20, 2007, is 1,144,000.

NOTE 13 – RESTATEMENT OF JUNE 30, 2006 UNAUDITED FINANCIAL STATEMENTS

In connection with its March 2007 discussions with the SEC pertaining to the recognition of revenue from a sale to a Japanese customer for which payment had not been received, and  to make the comparison of results for the periods ending June 30, 2006 and June 30, 2007 more accurate, Management has restated the Company's unaudited June 30, 2006 financial statements to reflect a reduction in sales and accounts receivable in the amount of $921,919, cost of sales of $435,585, and selling and administrative expenses and amounts due to shareholders of $436,609 for commission expense relating to the sale.  The Company also increased inventories by $435,585.  All of the preceding changes directly relate to the Company’s change in revenue recognition following discussions with the SEC.  See footnote 1 regarding the Company’s revenue recognition policy.

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

Plan of Operation

Background

The Company’s operating subsidiary has been VFCT.  VFCT was incorporated in Pennsylvania on November 21, 1996. Through VFCT, the Company has been continuously engaged in the development and sales of scientific technologies. VFCT is actively engaged in an established electronic components business. The Company has been engaged in this business in excess of six years. This activity consists of the sale of electronic components, primarily transistors, which are classified as uncontrolled parts. Uncontrolled parts are parts which are not subject to special licensing and regulation by the U.S. Department of Commerce Bureau of Export Administration prior to export from the United States.

Between 1996 and 2003, the Company won numerous contracts to produce various mechanical devices for special projects. Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products. Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).  On April 30, 2007, the Company signed an agreement to become a re-seller of a personnel inspection device called ODIN-ULDRIS (Ultra Low Dose Radiographic Imaging System).  No sales have been made by the Company of the ODIN-ULDRIS product, and the Company does not maintain any units in inventory.

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation (“QC1”) entered into a share exchange agreement with VFCT. Under the share exchange agreement, QC1 issued 40,000,000 shares of its common stock to VFCT shareholders for the acquisition of all of the outstanding capital stock of VFCT.  For financial accounting purposes, the exchange of stock was treated as a recapitalization of VFCT with the former shareholders of QC1 retaining 5,000,000 shares (or approximately 11%) of the public company.  Prior to the merger, QC1 was a reporting shell corporation with no operations. The share exchange was approved by QC1 and its sole shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and by VFCT’s board of directors and a majority of its shareholders.   QC1 changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation, and is referred to throughout this report as the “Company.”

Several related agreements were also made with parties associated or affiliated with QC1 in connection with the approval of the share exchange. These agreements involved the approval of a consulting agreement and a warrant agreement with Coast To Coast Equity Group, Inc. (“CTCEG”), a company owned by the same shareholders who owned QC1’s sole corporate shareholder, QCF1, and a registration rights agreement for QCF1, CTCEG and private placement unit holders. On March 14, 2007, QCF1 was dissolved by unanimous decision of its three shareholders, Charles J. Scimeca, George Frudakis, and Tony N. Frudakis. This resulted in the Company gaining two additional shareholders due to the splitting of QCF1's share of the Company’s common stock between the three individual shareholders of QCF1.

Discussion

In the three years preceding July 2006, the month when we engaged in the Share Exchange Agreement, the Company’s cash flow needs had been met through capital investments from its founders. Between August 2006 and November 2006, we raised $1,296,500 from an offering of units (the “Unit Offering”), and we received a loan in the amount of $42,000 from Coast To Coast Equity Group, Inc. In June 2007, Mr. Brothers loaned the Company an additional $112,475, which was applied directly to our payroll expense.  In July and August 2007, a number of shareholders exercised 152,500 Class B warrants from which the Company realized $228,750 in proceeds.

In September 2006 we leased a new headquarters office in Covington, Kentucky, and expended $199,029 on selling and administrative expenses during the second quarter of 2007. Our average monthly cost of operations from January 2007 through June 2007 was $176,527.  This amount includes a one time charge for a loss on shipped inventory of $481,414.  Excluding the one time charge and a non-cash charge for stock-based consulting of $142,250, the monthly cost of operations from January 2007 through June 2007 was $70,916.

As of June 30, 2007, we have approximately $116,227 in cash remaining.  Of this amount, $88,425 is available for use as payroll expense pursuant to the terms of the investment agreements entered into with purchasers of units in the Unit Offering.

We had 1,296,500 Class B warrants outstanding as of June 30, 2007, which, if all are exercised, will infuse an additional $1,944,750 in funds to the Company.  As of August 8, 2007, 152,500 Class B warrants have been exercised netting $228,750 in proceeds to the Company.  The Class B warrants' contractual expiration date of November 13, 2007 has been extended to January 20, 2007 by decision of the board of directors.  We also have 3,000,000 Class A warrants outstanding, but at the current market price for our common stock, all of the Class A warrants can be exercised on a cashless exercise basis for which no funds will be received by the Company.  The Class A warrants expire on May 14, 2009.  Of course, the Company does not control whether any warrants will be exercised.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for another five months, at which time we will have to obtain additional capital funding. Thus, our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from sales of the ODIN ULDRIS unit; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources. While the receipt of purchase orders for the THOR will dictate our initial production needs, the timing of the government approval process is largely out of our control. Likewise, we have just begun to market the ODIN ULDRIS system and do not have a forecast of how long it may take to realize revenues from any sales of such units.

Other than for general operational and payroll expenses, which may also include the payment of additional research and development and marketing expenses, the Company’s day-to-day operations are not expected to change materially until such time as we obtain the necessary government approvals to commence production and then the delivery of the first commercial THOR devices. We do not anticipate having significant additional research and development expenses during the next twelve months, but such expenses may be necessary to facilitate the obtaining of U.S. Government approvals before we can commence production of the THOR system or may be necessary to facilitate the execution of our recent contract with NASA.

In the coming months, the Company will sharpen its estimates of its capital requirements based on the quantities of THOR and ODIN ULDRIS units ordered and based on reliable information enabling us to better predict when government approvals might be obtained for the THOR system.

Restatement of VFCT's June 30, 2006 Unaudited Financial Statements

In connection with its March 2007 discussions with the SEC pertaining to the recognition of revenue from a sale to a Japanese customer for which payment had not been received, and  to make the comparison of results for the periods ending June 30, 2006 and June 30, 2007 more accurate, Management has restated the Company's unaudited June 30, 2006 financial statements to reflect a reduction in sales and accounts receivable in the amount of $921,919, cost of sales of $435,585, and selling and administrative expenses and amounts due to shareholders of $436,609 for commission expense relating to the sale.  The Company also increased inventories by $435,585.  All of the preceding changes directly relate to the Company’s change in revenue recognition following discussions with the SEC.  See footnote 1 regarding the Company’s revenue recognition policy.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared by the Company. The Company’s financial statements are consolidated with the results of its subsidiary. All material inter-company balances and transactions have been eliminated.

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

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting audit requirements for its first fiscal year ending on or after December 15, 2007, which, for the Company, is effective for fiscal 2008 beginning January 1, 2008. This is a six month extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company is currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on its results of operations, cash flows or financial condition.

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

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: August 13, 2007	By:	/s/ Louis J. Brothers Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)