Form 10QSB
period 2007-09-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2007-11-13
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

Transitional Small Business Disclosure Format (check one): Yes o No x

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common Stock, $.001 par value per share	46,789,833 shares

TABLE OF CONTENTS

PAGE
PartPart I Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Balance Sheet	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	18

Item 3. Controls and Procedures	21

PartPart II Other Information

Item 6. Exhibits	22

Signatures	23

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash	$126,411
Inventory	75,606
Prepaid expenses	19,585
Deposits with vendors	294,798

Total current assets	516,400

Property and equipment, net	59,150

Other assets:
Security deposit	5,535

Total Assets	$581,085

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$112,347
Customer Deposit	66,000
Convertible debenture	42,000
Due to shareholders	216,558

Total current liabilities	436,905

Shareholders' Equity:
Common stock, $.001 par value, 100,000,000
shares authorized; 46,708,333 shares
issued and outstanding	46,708
Additional paid-in capital	4,196,167
Accumulated deficit	(4,098,695)

Total shareholders' equity	144,180

Total Liabilities and Shareholders' equity	$581,085

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$-	$-	$-	$417,592

Costs and expenses

Cost of sales	-	-	-	152,615
Loss on shipped inventory	-	-	481,414	-
Research and development	-	150,000	-	450,000
Selling and administrative expenses	563,508	112,261	988,793	501,475
Stock based consulting	71,225	71,225	213,675	71,225
	634,733	333,486	1,683,882	1,175,315

Loss from operations	(634,733)	(333,486)	(1,683,882)	(757,723)

Other income

Investment income	589	135	10,558	191
Interest expense	(6,156)	(10,412)	(17,648)	(14,107)

Net loss	$(640,300)	$(343,763)	$(1,690,972)	$(771,639)

Loss per common share
Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted Average Common Shares Outstanding
Basic and Diluted	46,481,469	45,100,543	46,359,188	45,033,883

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2007
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,690,972)	$(771,639)
Adjustments to reconcile net loss
to net cash used in
operating activities:
Depreciation expense	10,151	3,436
Loss on shipped inventory	481,414	-
Contributed capital for services	-	450,000
Fair value of warrants issued for consulting services	213,675	71,225
Stock based compensation	242,500	-
Change in operating assets and liabilities
Increase in:
Inventory	(89,282)	(435,585)
Prepaid expenses	(10,623)	(5,534)
Vendor deposits	(294,798)	-
Increase (decrease) in:
Accounts payable and accrued expenses	(141,676)	447,138
Customer deposit	66,000	-

NET CASH USED IN OPERATING ACTIVITIES	(1,213,611)	(240,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(5,897)	(16,132)

NET CASH USED IN INVESTING ACTIVITIES	(5,897)	(16,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from sale of common stock	542,750	335,000
Proceeds from convertible debenture	-	42,000
Repayments to shareholder	(657)	494,391
Loans from shareholder	119,829	(437,534)

NET CASH PROVIDED BY FINANCING ACTIVITIES	661,922	433,857

NET (DECREASE) INCREASE IN CASH	(557,586)	176,766

CASH AT BEGINNING OF PERIOD	683,997	14,850

CASH AT END OF PERIOD	$126,411	$191,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-

Interest	$6,172	$4,779

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 -NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
The Company’s primary operating subsidiary has been Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, which was incorporated on November 21, 1996. On August 7, 2007, Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, was re-domiciled as a Florida corporation and changed its name to Valley Forge Detection Systems, Inc. (“VFDS”).  Simultaneously, the business segments of the former Pennsylvania company were split into new Florida corporations, with VFDS’ aerospace segment assigned to Valley Forge Aerospace, Inc. (“VFA”); VFDS’ personnel screening technologies assigned to Valley Forge Imaging, Inc. (“VFI”), and VFDS’ development and commercialization of potential new product lines assigned to Valley Forge Emerging Technologies, Inc. (“VFET”).  The Company is the 100% shareholder of its four subsidiaries.

The primary activity of VFI is to market and sell a personnel screening device known as ODIN-ULDRIS (Ultra Low Dose Radiographic Imaging System).  On April 30, 2007, the Company signed an agreement to become a re-seller of the ODIN-ULDRIS.

VFA is actively engaged in the design and manufacture of attitude control instruments for small satellites, in particular, mini momentum reaction wheels based on VFA’s propriety composite and bearing technology.

VFET evaluates miscellaneous scientific technologies not matching the Company’s aerospace and anti-terrorism business segments for potential commercialization.

Between 1996 and 2003, through VFDS (formerly known as VFCT), the Company won numerous contracts to produce various mechanical devices for special projects. Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products. Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).  The development and commercialization of THOR is the present focus of VFDS.

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation (“QC1”) entered into a share exchange agreement with VFDS’ predecessor Pennsylvania corporation. Under the share exchange agreement, QC1 issued 40,000,000 shares of its common stock to VFDS shareholders for the acquisition of all of the outstanding capital stock of VFDS.  For financial accounting purposes, the exchange of stock was treated as a recapitalization of VFDS with the former shareholders of QC1 retaining 5,000,000 shares (or approximately 11%) of the public company.  Prior to the merger, QC1 was a reporting shell corporation with no operations. The share exchange was approved by QC1 and its sole shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and by VFDS’ board of directors and a majority of its shareholders.   QC1 changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation, and is referred to throughout this report as the “Company.”

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared by Valley Forge Composite Technologies, Inc., a Florida corporation (the “Company”). The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

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
SEPTEMBER 30, 2007

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

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At September 30, 2007, the Company’s cash deposits exceeded the FDIC insured limits by $99,963.

Cash Equivalents
The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At September 30, 2007, the Company held no cash equivalent securities.

Inventories
The Company’s accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following at September 30, 2007:

Raw materials	$-0-
Work in process	75,606
Finished goods	-0-

Total inventory	$75,606

See Note 12– Loss on shipped inventory.

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
SEPTEMBER 30, 2007

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

Income Taxes
Historically, VFDS, formally known as Valley Forge Composite Technologies, Inc. (a Pennsylvania Corporation), has elected by unanimous consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code and the Commonwealth of Pennsylvania. Under those provisions, VFDS did not pay federal and state corporate income taxes on its taxable income. Instead, the stockholders were liable for individual federal and state income taxes on their respective shares of VFDS’s taxable income.

Effective July 6, 2006 (date of the exchange agreement explained previously in Note 1), VFDS is no longer a Subchapter S corporation and is now subject to corporate level taxes on its earnings.

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
SEPTEMBER 30, 2007

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

The following sets forth the computation of earnings per share.
	For the Nine Months Ended
	September 30,
	2007	2006

Net loss	$(1,690,972)	$(771,639)
Weighted average shares outstanding	46,359,188	45,033,833
Loss per share - basic & dilutive	$(.04)	$(.02)

The Company's common stock equivalents at September 30, 2007 include the following:

Class A Warrants	3,000,000
Class B Warrants	1,127,000
Total common stock equivalents at September 30, 2007	4,127,000

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

Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. Prior to January 1, 2006, neither VFDS nor QC1 had any stock-based compensation plans.

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
SEPTEMBER 30, 2007

NOTE 1 -NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Based Payments (continued)
A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%. Nine months' consulting expense in the amount of $213,675 was attributed to the grant of these warrants during the period ended September 30, 2007. A reconciliation of these related warrants issued and outstanding at September 30, 2007 is as follows:

Class A Warrants outstanding at September 30, 2006	3,000,000
Granted	-
Exercised/forfeited	-
Class A Warrants outstanding at September 30, 2007	3,000,000

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
SEPTEMBER 30, 2007

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

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended.  Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after December 15, 2008, which, for the Company, is effective for fiscal 2008 beginning January 1, 2008.  This is a six month extension from the previously established July 15, 2008 compliance date established in September 2005.  The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.  The Company is currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on its results of operations, cash flows and financial condition.

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

Reclassifications
Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.  Such reclassifications had no effect on the reported net loss.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,098,695 at September 30, 2007, net losses in the nine month period ended September 30, 2007 of $1,690,972, and cash used in operations during the nine month period ended September 30, 2007 of $1,213,611. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

The Company also seeks the acquisition, development, and commercialization of other advanced technologies. The ultimate success of the Company in attaining sustainable profitability and positive cash flow from operations is dependent upon the successful development and commercialization of these advanced technologies including the THOR system together with obtaining sufficient capital or financing to support management plans. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues and to raise additional funds provide the opportunity for the Company to continue as a going concern.

NOTE 3 – INCOME TAXES

Effective July 6, 2006 (date of the exchange agreement explained in Note 1), VFDS is no longer a Subchapter S corporation and is subject to corporate level taxes on its earnings beginning July 6, 2006.

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended September 30, 2007.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2007 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $216,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at September 30, 2007 earns 6% annual interest compounded quarterly, and is due on demand.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property at a pro rata share deemed to be 0.928%, which will total approximately $19,402 for the initial twelve months.  These expenses are anticipated to increase at a 3% rate annually for the remaining term of the agreement.   Rent expense for the period ended September 30, 2007 and September 30, 2006 was $50,524 and $3,109 respectively.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6 - DESCRIPTION OF LEASING ARRANGEMENTS (continued)

The following is a schedule of future minimum lease payments required under the lease as of September 30, 2007:

Period Ending
September 30	Amount

2008	$49,315
2009	50,782
2010	52,307
2011	49,253

$201,657

NOTE 7 - CONVERTIBLE DEBENTURE

On August 11, 2006, the Company issued a convertible debenture to Coast To Coast Equity Group, Inc. (“CTCEG”), in the amount of $42,000 in exchange for cash received. This debenture matures upon the earlier of twelve months from the date of the closing of the merger between VFDS and CTCEG, which occurred on July 6, 2006, or upon the date of an “event of default” which would include any proceedings by VFDS to seek protection due to insolvency. On August 10, 2007, the Company and CTCEG agreed to extend the agreement for an additional twelve months ending July 6, 2008.  The stated interest rate is 4% per annum. The amounts due may be paid in cash or, upon mutual agreement of the parties, cash equivalents including but not limited to payment in the form of the Company’s common stock valued at $1.00 per share; or upon mutual agreement of the parties, CTCEG may apply amounts due toward the cash exercise of the 3,000,000 Class A warrants granted to CTCEG as stated in detail within the Consulting agreement as Share Based Payments which is described in Note 1.

NOTE 8 – SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1. The Company recorded stock based consulting expense of $213,675 for the nine month period ending September 30, 2007.

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 Class B warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 and was declared effective on May 14, 2007. On July 18, 2007 the Class B warrants' contractual expiration date of November 13, 2007 was extended to January 20, 2008 by decision of the Board of Directors.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

Coast To Coast Equity Group, Inc., and Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly the shareholders of Quetzal Capital Funding 1, Inc.), are protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement (incorporated by reference herein), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, will continue in effect for a period of two years from the effective date of this registration statement and are assignable in private transactions, provided that the shares are not sold in market transactions. The Company does not anticipate that it will offer any additional securities which would cause this provision to become effective prior to the applicable time limitations of the provisions. Accordingly, the Company believes that the non-dilution provision will have no accounting impact.

Common Stock Warrants
Class A and B stock warrant activity for the period ended September 30, 2007 is summarized as follows:
	Number of	Weighted average
	shares	exercise price

Outstanding at December 31, 2006	4,296,500	$1.50
Granted	-	-
Exercised	169,500	1.50

Outstanding at September 30, 2007	4,127,000	$1.50

The following table summarizes the Company's Class A and B stock warrants outstanding at September 30, 2007:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Excercise Price	Number	Life	Price

$ 1.00	1,000,000.75		$ 1.00
$ 1.50	1,000,000.75		$ 1.50
$ 2.00	1,000,000.75		$ 2.00
$ 1.50	1,127,000.25		$ 1.50

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 9 - REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of a registration rights agreement entered into on July 6, 2006, the Company agreed to file a registration statement covering the shares of common stock underlying the securities issued to CTCEG and to private securities purchasers (the unit purchasers), and to register for resale the 5,000,000 shares owned by Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly QCF1), no later than 30 days after the Company obtains a shareholder base of 35 shareholders, and to use its best efforts to have the registration statement declared effective with the SEC within 180 days of the filing date. If the Company did not meet the scheduled filing date, it had agreed to pay liquidated damages as required in the registration rights agreement. Similar registration rights applied to the Company’s sales of securities in a private placement transaction occurring between August 2006 and November 2006. Management timely filed the Form SB-2 registration agreement with the Securities and Exchange Commission (SEC) on November 14, 2006, and the SEC declared the registration effective on May 14, 2007, which was the first business day after the 180-day period expired. Accordingly, liquidated damages have not been accrued as of the balance sheet date.

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

NOTE 10 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $64,885 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 13.24% per annum and call for total minimum monthly installment payments of $1,537 as of September 30, 2007. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2007, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 11 – CUSTOMER DEPOSIT

On April 20, 2007, VFA entered into an agreement with NASA to manufacture certain satellite components for $132,000.  As of September 30, 2007, the Company has received a deposit in the amount of $66,000 which has been included in the current liabilities.

NOTE 12 – LOSS ON SHIPPED INVENTORY

On September 30, 2007, the Company, after review and discussion by its Board of Directors and its President and Principal Financial and Accounting Officer, concluded that inventory, valued at $481,414 which was shipped to a Japanese customer should be written off, to be consistent with the Company’s revenue recognition policies stated in Note 1.  The inventory has been in the possession of the customer for a period greater than 180 days with no assurances that payment for the products will be received or that it will be returned or otherwise recovered.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 13 – STANDBY EQUITY AGREEMENT

On August 22, 2007, the Company entered into an agreement with Coast To Coast Equity Group, Inc. ("CTCEG"),  to sell 333,333 shares of common stock at $1.50 per share on demand of the Company.  The Company established a price protection provision relating to the selling price of common stock per the agreement. The provision states that parties to the agreement are entitled to receive additional stock if the Company sells shares of stock for less than $1.50 per share of common stock to an investor prior to the time limitations specified which is one (1) year from the effective date of the agreement.

As of September 30, 2007, the Company had sold 192,333 shares for $288,500.  The Company has the right to sell an additional 141,000 shares with a value of $211,500 to CTCEG by August 21, 2008.

NOTE 14 – STOCK COMPENSATION

On August 15, 2007, the Board of Directors of the Company issued 50,000 shares of restricted common stock to an independent contractor of the Company.  The Company is incurring a $242,500 expense based on the closing price of the stock on August 15, 2007.  The independent contractor will also receive an additional 25,000 restricted shares on August 1, 2008 and 2009, respectively, provided that the contractor is performing services for the Company on the given dates.

NOTE 15 – SUBSEQUENT EVENTS

Contractual Agreement
On October 2, 2007, VFA entered into a contract with a third party to manufacture star cameras and other aerospace components for $678,000.

Exercise of Warrants
Subsequent to September 30, 2007, the Company issued 81,500 common shares pursuant to the exercise of warrants with an exercise price of $1.50 per common share for gross proceeds of $122,250.   The balance of warrants outstanding and exercisable through November 9, 2007, is 1,045,500.

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

Plan of Operation

Background

Subsidiaries
The Company’s primary operating subsidiary has been Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, which was incorporated on November 21, 1996. On August 7, 2007, Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, was re-domiciled as a Florida corporation and changed its name to Valley Forge Detection Systems, Inc. (“VFDS”).  Simultaneously, the business segments of the former Pennsylvania company were split into new Florida corporations, with VFDS’ aerospace segment assigned to Valley Forge Aerospace, Inc. (“VFA”); VFDS’ personnel screening technologies assigned to Valley Forge Imaging, Inc. (“VFI”), and VFDS’ development and commercialization of potential new product lines assigned to Valley Forge Emerging Technologies, Inc. (“VFET”).  The Company is the 100% shareholder of its four subsidiaries.

Between 1996 and 2003, through VFDS, the Company won numerous contracts to produce various mechanical devices for special projects. Since September 11, 2001, through VFDS, the Company has focused much of its energy on the development and commercialization of its counter-terrorism products. Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).  The development and commercialization of THOR is the present focus of VFDS.

The primary activity of VFI is to market and sell a personnel screening device known as ODIN-ULDRIS (Ultra Low Dose Radiographic Imaging System).  On April 30, 2007, the Company signed an agreement to become a re-seller of the ODIN-ULDRIS.

VFA is actively engaged in the design and manufacture of attitude control instruments for small satellites, in particular, mini momentum reaction wheels based on VFA’s propriety composite and bearing technology. On October 2, 2007, VFA entered into a contract with a third party to manufacture star cameras and other aerospace components for $678,000.

VFET evaluates miscellaneous scientific technologies not matching the Company’s aerospace and anti-terrorism business segments for potential commercialization.

Merger and Liquidity Events
On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation (“QC1”) entered into a share exchange agreement with VFDS' predecessor corporation. Under the share exchange agreement, QC1 issued 40,000,000 shares of its common stock to VFDS shareholders for the acquisition of all of the outstanding capital stock of VFDS.  For financial accounting purposes, the exchange of stock was treated as a recapitalization of VFDS with the former shareholders of QC1 retaining 5,000,000 shares (or approximately 11%) of the public company.  Prior to the merger, QC1 was a reporting shell corporation with no operations. The share exchange was approved by QC1 and its sole shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and by VFDS' board of directors and a majority of its shareholders.   QC1 changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation, and is referred to throughout this report as the “Company.”

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

On July 20, 2007, the Company's common stock began trading on the Over-the-Counter Bulletin Board under the symbol "VLYF".

On August 15, 2007, the Board of Directors of the Company issued 50,000 shares of restricted common stock to an independent contractor of the Company.  The Company is incurring a $242,500 expense based on the closing price of the stock on August 15, 2007.  The independent contractor will also receive an additional 25,000 restricted shares on August 1, 2008 and 2009, respectively, provided that the contractor is performing services for the Company on the given dates.

On August 22, 2007, the Company entered into an agreement with CTCEG to sell 333,333 shares of common stock at $1.50 per share on demand of the Company.  The Company established a price protection provision relating to the selling price of common stock per the agreement. The provision states that parties to the agreement are entitled to receive additional stock if the Company sells shares of stock for less than $1.50 per share of common stock to an investor prior to the time limitations specified which is one (1) year from the effective date of the agreement. As of September 30, 2007, the Company had sold 192,333 shares for $288,500.  The Company has the right to sell an additional 141,000 shares with a value of $211,500 to CTCEG by August 21, 2008.

Subsequent to September 30, 2007, the Company issued 81,500 common shares pursuant to the exercise of Class B warrants with an exercise price of $1.50 per common share for gross proceeds of $122,250.   The balance of Class B warrants outstanding and exercisable through November 9, 2007, is 1,045,500.

Discussion

In the three years preceding July 2006, the month when we engaged in the Share Exchange Agreement, the Company’s cash flow needs had been met through capital investments from its founders. Between August 2006 and November 2006, we raised $1,296,500 from an offering of units (the “Unit Offering”), and we received a loan in the amount of $42,000 from Coast To Coast Equity Group, Inc. In June 2007, Mr. Brothers loaned the Company an additional $112,475, which was applied directly to our payroll expense. In July and August 2007, a number of shareholders exercised 169,500 Class B warrants from which the Company realized $254,250 in proceeds.

In September 2006 we leased a new headquarters office in Covington, Kentucky, and expended $563,508 on selling and administrative expenses during the third quarter of 2007. Our average monthly cost of operations from January 2007 through September 2007 was $187,098. This amount includes a one time charge for a loss on shipped inventory of $481,414. Excluding the one time charge, a non-cash charge for stock-based consulting of $213,675 and a non-cash charge of $242,500 for stock based compensation, the monthly cost of operations from January 2007 through September 2007 was $82,921.

As of September 30, 2007, we have approximately $126,411 in cash remaining. Of this amount, $98,225 is available for use as payroll expense pursuant to the terms of the investment agreements entered into with purchasers of units in the Unit Offering.

We had 1,127,000 Class B warrants outstanding as of September 30, 2007, which, if all are exercised, will infuse an additional $1,690,500 in funds to the Company. As of November 9, 2007, 251,000 Class B warrants have been exercised netting $376,500 in proceeds to the Company. The Class B warrants' contractual expiration date of November 13, 2007 has been extended to January 20, 2008 by decision of the board of directors. We also have 3,000,000 Class A warrants outstanding, but at the current market price for our common stock, all of the Class A warrants can be exercised on a cashless exercise basis for which no funds will be received by the Company. The Class A warrants expire on May 14, 2009. Of course, the Company does not control whether any warrants will be exercised.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for another four months, at which time we will have to obtain additional capital funding. Thus, our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from sales of the ODIN ULDRIS unit; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources. While the receipt of purchase orders for the THOR will dictate our initial production needs, the timing of the government approval process is largely out of our control. Likewise, we have just begun to market the ODIN ULDRIS system and do not have a forecast of how long it may take to realize revenues from any sales of such units.

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

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting audit requirements for its first fiscal year ending on or after December 15, 2008, which, for the Company, is effective for fiscal 2008 beginning January 1, 2008. This is a six month extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company is currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on its results of operations, cash flows or financial condition. See Note 1 of the financial statements for an expanded discussion.

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

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: November 13, 2007	By:	/s/ Louis J. Brothers Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)