Form 10KSB
period 2007-12-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2008-03-28
CIK 1332412

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 21, 2007 was $29,201,599.

The number of shares outstanding of the issuer's common stock as of March 28, 2008 was 47,030,349 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

PART I

Item 1.   Description of Business.

Former Shell Company

During fiscal year 2006, Quetzal Capital 1, Inc. (“Quetzal”), a shell company domiciled in Florida, executed a share exchange agreement with the shareholders of Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, whereby the shareholders of the Pennsylvania corporation took control of Quetzal, and the Pennsylvania corporation became a wholly-owned subsidiary of Quetzal. The share exchange transaction occurred on July 6, 2006. Quetzal’s common stock was registered pursuant to section 12(g) of the Exchange Act, on or about August 1, 2005.

As a result of the share exchange, Quetzal’s status as a shell corporation ceased, and the consolidated company’s business was that of the Pennsylvania subsidiary. Simultaneously with the share exchange, the sole director of Quetzal resigned, and the Pennsylvania corporation’s management assumed control of Quetzal. Also on July 6, 2006, Quetzal changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation. (Hereafter, in this Form 10-KSB, the consolidated operations of the parent and subsidiary will be referred to as the “Company” or “VLYF”). The Company has not materially reclassified, merged, consolidated, purchased or sold any significant amount of assets other than in the ordinary course of business, and the Company has not been the subject of any bankruptcy, receivership or similar proceedings.

On August 7, 2007, our subsidiary Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, was re-domiciled as a Florida corporation and changed its name to Valley Forge Detection Systems, Inc. (“VFDS”).  Simultaneously, the business segments of the former Pennsylvania company were split into new Florida corporations, with VFDS’ aerospace segment assigned to Valley Forge Aerospace, Inc. (“VFA”); VFDS’ personnel screening technologies assigned to Valley Forge Imaging, Inc. (“VFI”), and VFDS’ development and commercialization of potential new product lines assigned to Valley Forge Emerging Technologies, Inc. (“VFET”).  The Company is the 100% shareholder of its four subsidiaries.

General Lines of Business

Since its inception in November 1996, VLYF has positioned itself to develop and acquire advanced technologies. Between 1996 and approximately 2003, the Company won numerous contracts to produce various mechanical devices for special aerospace projects. Historically, all of the Company’s revenues have been derived from such projects, and this continues to be true through the filing date of this Form 10-KSB.

Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products. Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons hidden in cargo containers, the THOR LVX photonuclear detection system (“THOR”).  The Company also has a distributor agreement to sell a passenger weapons scanning device, the ODIN-ULDRIS (Ultra-Low Dose Resonance Imaging System), and has contributed to the commercial development and testing of ODIN.

VLYF is also actively engaged in the electronic components business. We manufacture prototype mechanical devices to customer specifications and also obtain and re-sell electronic parts primarily in foreign markets.  The Company has been engaged in this business in excess of seven years. Our recent manufacturing activities have involved the development of bearings and star cameras for aerospace applications.  Our parts resale business consists of the sale to customers of electronic components, primarily transistors, which are classified as uncontrolled. Uncontrolled parts are parts which are not subject to special licensing and regulation by the U.S. Department of Commerce Bureau of Export Administration prior to export from the United States. The Company generally obtains the components from third party manufacturers and ships the products to customers primarily located in Japan. All of VLYF’s revenues generated in 2006 are from the sale of such components to one of its Japanese customers. Although this is an established business segment, the Company’s primary focus remains with the development of counter-terrorism products.

THOR

At present, and for the last five years, the Company has focused on the acquisition of the rights to manufacture and distribute THOR in the United States and to certain other countries and to develop THOR. THOR is based on a high energy miniature particle accelerator. THOR creates photo nuclear reactions in carbon and nitrogen isotopes present in modern explosive devices as well as in oxygen present in narcotics. The reactions follow a predictable determined pattern or chemical signature that can be used to identify the substance. THOR can also be enhanced with a fast neutron detector in order to detect fissile material.

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

Research and Development

The Company was previously awarded a $1.8 million grant from U.S. Department of Energy (DOE) for continued research, design, and production of the first THOR unit. The grant funds were allocated to the Lawrence Livermore National Laboratories and have been reflected in the Company's financial statements as research and development costs. The Company has contributed research and development expenses to facilitate the commercialization of THOR. These expenses are set forth in the Company’s financial statements in this Form 10-KSB.

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

Typical high energy particle accelerators are generally the size of a warehouse. Russian scientists, through decades of dedicated research, have developed a miniature particle accelerator the size of a small table top. The special performance of this machine cannot be stressed enough. It takes focused energy to penetrate 8 feet through a cargo container and to return a discernable signal. Only the Company’s EDS system can generate the necessary power levels and generate the necessary return signals to accurately determine the amount and composition of explosives, drugs or other illicit material. Rather than using weak X-ray sources or low level gamma energies created by radioactive isotopes, the Company utilizes its miniature particle accelerator to create high energy gamma rays capable of penetrating any barrier and detecting explosives, unlike any other available device. As a comparison, typical EDS machines operate at 0.5 to 1.5 million electron volts (MeV). The Company’s THOR generates 55 MeV.

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

Distribution of THOR

The Company intends to sell THOR through direct sales means in the United States, Canada, and Europe. The Company anticipates that it will sell THOR units through unaffiliated dealers in the Middle East and Far East. The Company does not have any written distribution agreements.

Effect of Existing or Probable Government Regulations

There is no effect on the Company's potential sales arising from government regulations, and the Company does not anticipate any change to this in the future.

Research and Development Cost Estimate

The Company estimates that during 2007 and 2006 it incurred $0 and $600,000, respectively, on research and development activities.

Costs and Effects of Compliance with Environmental Laws

The Company has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

Environmental Impact

Food and other objects scanned with the THOR prototype have returned to below background radiation levels within approximately fifteen minutes. No long term effects were evidenced.

ODIN-ULDRIS

ODIN-ULDRIS is a Russian technology that is used as the airport passenger weapons scanning system in several airports in Russia.  The Company believes the technology is more accurate than any system in use in the United States (articles hidden inside or on the backside of a passenger are detected in a single scan with near medical quality imaging), is faster (each passenger is scanned in five seconds), and is less inconvenient (passengers do not need to remove clothing or shoes).  The Company has a three-year distributor agreement for ODIN, which was executed on April 30, 2007. The Agreement may be renewed for up to three additional one-year terms. (The Company is in the process of renegotiating certain terms of the agreement.) Between approximately April 2007 and February 2008, the Company developed a prototype of ODIN for employment at U.S. airports and passenger terminals.  ODIN has passed independent radiation examination by the Radiation Safety Academy. After the 2007 year end, the VLYF prototype was certified as being compliant with ANSI/NIST standards.  All results for operator, cabinet leakage, bystander exposure, and person being examined were well below U.S. Government guidelines and standards.

The Company has exclusive rights to distribute of ODIN in the United States, Canada, and in specified countries in the Middle East.  The Company may distribute ODIN on a non-exclusive basis in other countries.  ODIN is manufactured in Russia.  Because the Company has succeeded in commissioning and certifying a prototype ODIN unit for deployment in the United States, ODIN is ready to be marketed for sale worldwide.

Raw Material Sources and Availability

ODIN materials and parts are available on an as needed basis from a variety of sources in the United States of America and Western Europe Accordingly, the Company does not expect to encounter problems in acquiring the commercial quantities of components required to maintain ODIN.

The ODIN Market

Because ODIN has both anti-terrorism and anti-crime applications, the potential ODIN market extends to include potentially every civilian application where quick, accurate, full-body non-intrusive personnel scanning is necessary.  Applications could include use at schools, government offices, sports complexes, passenger cruise liners, airports, rail and bus terminals, corporate offices, and any number of other circumstances where security screening is important. However, a single ODIN unit requires ample floor and ceiling space and can be utilized only in suitable locations.  ODIN units are competitively priced but are not inexpensive and therefore are suitable primarily for institutional and large enterprise applications.

Major Customer Dependency and Competition

The Company believes that the ODIN is the best available personnel screening device. The Company’s THOR is more accurate and more efficient than any known competitor’s product. However, the Company has not made its first sale; so there is no way to estimate customer dependency at this time.  Also we compete with many established systems for which the owners may not be willing or may be unable to justify incurring the significant per unit expense to replace their existing screening technology.  Further, our competition is often from large or well-financed domestic manufacturers able to spend large amounts of funds on advertising, and having established sales forces with existing clientele. Therefore, we expect to have significant domestic competition.  We have, however, focused our marketing efforts abroad where domestic U.S. manufacturers are not as well accepted and where European manufactured systems such as ODIN may have easier acceptance.

Effect of Existing or Probable Government Regulations

There is no effect on the Company's potential sales arising from government regulations, and the Company does not anticipate any change to this in the future.

Research and Development Cost Estimate

The Company estimates that during 2007 it incurred $0 on research and development activities.

Costs and Effects of Compliance with Environmental Laws

The Company has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

Environmental Impact

No environmental impact has been identified.

Employees

At the end of the reporting period, the Company had five employees. The Company currently has three direct employees, of which two are executive managers and one is an administrator. Louis J. Brothers is the Company’s only full-time managerial employee.  Larry K. Wilhide, an officer and a director, is a part-time employee. Rosemary A. Brothers, the wife of Louis J. Brothers, is currently the Company’s only administrative employee.

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

•	Because the Company had a net loss from operations of $1,998,412 and $1,171,976 for the years ended December 31, 2007 and December 31, 2006, respectively, we face a risk of insolvency.
•	The Company has never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.
•
Because we have no significant sales history and are substantially dependent on a major contractor to generate future sales, our future is uncertain if our relationship with that major contractor fails.

•
The auditors’ reports for our December 31, 2007 and December 31, 2006 financial statements include additional paragraphs that identify conditions which raise substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•	The Company had no sales revenues in 2005 and 2007.

Risks Related to the Company’s Business

There is substantial doubt about the Company’s ability to continue as a going concern due to insufficient revenues to cover our operating costs.

Our independent auditors included a going concern paragraph in their reports issued in connection with their audits of our December 31, 2007 and 2006 financial statements. The auditors noted in their reports that the Company has suffered recurring losses from operations. The Company had accumulated deficits of $4,418,843 and $2,407,723 as of December 31, 2007 and December 31, 2006, respectively. The Company had working capital of $ 201,225 and $767,288 at December 31, 2007 and December 31, 2006, respectively, largely due to proceeds received from a private offering of its securities. These factors raise substantial doubt about our ability to continue as a going concern.

We incurred a net loss for the year end results for December 31, 2007. To the extent that we do not generate revenue from the sale of THOR or ODIN units, then the Company may not have the ability to continue as a going concern. The financial statements which accompany this report do not include any adjustments that might result from the outcome of this uncertainty.

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

We are a small company with a few employees and are dependent on the services of Louis J. Brothers, our president, and Larry K. Wilhide, our vice-president. Messrs. Brothers and Wilhide are equal shareholders and their combined voting rights are equal to 75.6% of our outstanding common stock. We do not have employment agreements with them, and losing either of their services would likely have an adverse effect on our ability to conduct business. Messrs. Brothers and Wilhide serve as Officers and Directors of the Company. Messrs. Brothers and Wilhide are our founders. Both men have contributed to the survival and growth of the Company for ten years. Mr. Brothers’ government and scientific contacts are essential to the Company’s ability to diversify its product line, including our ability to license, develop, and market future additional products unrelated to the THOR technology. Mr. Wilhide’s engineering and drafting capabilities are essential to our ability to manufacture the technology that we license. Therefore, there is a risk that if either Mr. Brothers or Mr. Wilhide left the Company, there is no guarantee that we could survive.

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

Our products and technologies may not qualify for protection under the SAFETY Act.

Under the “SAFETY Act” provisions of The Homeland Security Act of 2002, the federal government provides liability limitations and the “government contractor” defense applies if the Department of Homeland Security “designates” or “certifies” technologies or products as “qualified anti-terrorism technologies,” and if certain other conditions apply. We may seek to qualify some or all of our products and technologies under the SAFETY Act’s provisions in order to obtain such liability protections, but there is no guarantee that the U.S. Department of Homeland Security will designate or certify our products and technologies as a qualified anti-terrorism technology. Our Fido Portable Explosives Detector has been designated as a qualified anti-terrorism technology, but our other products have been sold without such qualification, and we may continue to sell our products and technologies without such qualification. To the extent we do so, we will not be entitled to the benefit of the SAFETY Act’s cap on tort liability or U.S. government indemnification. Any indemnification that the U.S. government may provide may not cover certain potential claims.

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

           The stock markets generally, and the Over-The-Counter (“OTC”) Bulletin Board in particular, have experienced extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of a particular company. These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate or international currency fluctuations, may adversely affect the market for the common stock of the company. In the past, class action litigation has often been brought against companies after periods of volatility in the market price of their securities. If such a class action suit is brought against the Company it could result in substantial costs and a diversion of management’s attention and resources, which would hurt business operations.

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

Our common stock value may decline after the exercise of warrants or from the Company’s future capital raising events.

On May 14, 2007, the SEC declared effective our re-sale registration of common stock, units, warrants, and the shares underlying the warrants.  However, all 3,000,000 Class A warrants and approximately 958,500 Class B warrants remain unexercised.    It is our belief that warrant holders will begin to exercise their warrants and sell their underlying shares when the Company begins selling its ODIN units or when the Company obtains its final approval and certification from the U.S. Department of State to manufacture and sell the THOR LVX in the United States and abroad, or when the Company receives its first contract to purchase THOR LVX units, or other factors may trigger warrant exercises. Regardless of the conditions or events that trigger the exercise of the warrants, if a large warrant exercise event occurs, there will certainly be an increase in supply of our common stock available and a corresponding downward pressure on our stock price.  The sales may also make it more difficult for the Company or its investors to sell current securities in the future at a time and price that the Company or its current investors deem acceptable or even to sell such securities at all. The risk factors discussed in this “Risk Factors” section may significantly affect the market price of our stock. A low price of our stock may result in many brokerage firms declining to deal in our stock. Even if a buyer finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of this stock as collateral for loans. Thus, investors may be unable to sell or otherwise realize the value of their investments in our securities.

We may also enter the capital markets to raise money by selling securities. The number of shares that could be issued for our immediate capital requirements could lead to a large number of shares being placed on the market which could exert a downward trend on the price per share. If the supply created by these events exceeds the demand for purchase of the shares the market price for the shares of common stock will decline.

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

Our common stock differs from many stocks because it is a “penny stock.” The SEC has adopted a number of rules to regulate penny stocks. These rules require that a broker or dealer, prior to entering into a transaction with a customer, must furnish certain information related to the penny stock. The information that must be disclosed includes quotes on the bid and offer, any form of compensation to be received by the broker in connection with the transaction and information related to any cash compensation paid to any person associated with the broker or dealer.

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

Even though our common stock is presently quoted on the OTC Bulletin Board, our investors may not be able to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the OTC Bulletin Board, they are often conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. When investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our warrants may not develop a trading market before their time of expiration.

Only our common stock is traded in the over-the-counter market.  We are not aware of any over-the-counter market for our warrants, although a private sale of our warrants has occurred.  Purchasers of a Class A or Class B warrant may not be able to resell the warrant before it expires. The six-month lifetime of our Class B warrants has been extended by the Company to April 20, 2008, and Class A warrants have a lifetime of two (2) years from May 3, 2007, the date that the Form SB-2 registration statement in which they were registered was declared effective by the SEC.  There is no guarantee that the Company will extend the expiration of either the Class A or Class B warrants.  In the event a warrant is acquired by a new purchaser, that purchaser may not be able to resell the warrant, and, if the purchaser does not exercise the warrant before the expiration date then in effect, the purchaser will suffer a complete capital loss of his or her entire investment in the warrant.

If we fail to remain current on the reporting requirements that apply to us, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities.

Companies with securities quoted on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, shares of our common stock could be removed from quotation on the OTC Bulletin Board. As a result of that removal, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

The Company’s headquarters office operates from leased space. On September 1, 2006, the Company entered into a lease of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The space is built without need of alteration. The minimum annual lease payments are $2,039 for 2007; $18,540 for 2008; $19,080 for 2009, and $19,575 for 2010. The term of the lease is for five years beginning on the first day of September, 2006 and ending on the last day of August, 2011. The annual base rent increases every 12 months starting at approximately $40,484 and ending at approximately $53,730. Under the terms of the lease, additional rent for operating expenses of the building shall also be payable by the Company at a pro rata share deemed to be 0.928%. These expenses are anticipated to increase at a rate of 3% per year. Minimum annual lease payments are: $43,387 for 2007; $49,680 for 2008; $51,163 for 2009; $52,695 for 2010; and $35,820 for 2011. Therefore, the Company’s minimum cumulative lease obligation is $232,745 for the full five year lease period.

On December 1, 2007, the Company entered into a lease of 2,700 square feet of rentable warehouse space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky. The space is built without need for alteration. The purpose of the lease is to enable the Company to house and permit viewings of its ODIN prototype unit.  The term of the lease is for 37 months beginning on the first day of December, 2007 and ending on the last day of December, 2010. Minimum annual lease payments are: $2,039 for 2007; $18,540 for 2008; $19,080 for 2009, and $19,575 for 2010.

In the opinion of Management, the Company’s property and equipment are adequately insured under its existing liability policy.

Item 3.   Legal Proceedings.

Subsequent to the reporting period, on March 18, 2008, the Company filed suit in the U.S. District Court for the Eastern District of Kentucky against National Concept Licensing, Inc., Marvin Moore, Cindy L. Seide, and Richard S. Gold, jointly and severally, seeking the recovery of $105,000 in funds paid to the defendants to produce a television commercial and to obtain suitable time slots for a national television advertising campaign. The services promised by the defendants were not delivered. The Company seeks, in addition to the $105,000 paid to the defendants, special or consequential damages, costs, pre-judgment interest, attorneys’ fees, and such other and further relief that the court deems just and proper.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the fourth quarter of fiscal year 2007.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Registration Statement and Use of Proceeds

On May 14, 2007, the SEC declared effective our registration statement on Form SB-2 (the “Registration Statement”) which registered for re-sale 1,296,500 units (comprised of one share of common stock and one Class B warrant), 1,296,500 shares of common stock underlying the warrants, 1,296,500 common shares and Class B warrants, respectively, contained in the units, all of which were owned by various investors; 5,000,000 shares of common stock owned by promoters; and 3,000,000 Class A warrants and 3,000,000 shares underlying the Class A warrants, owned by Coast To Coast Equity Group, Inc. (“CTCEG”), a Company consultant.  Pertaining to the units registered in the Registration Statement, the unit offering investment agreements contained use of proceeds restrictions.

The Company received $1,296,500 in proceeds between August 2006 and November 2006 from the exempt offering of units. The unit offering agreements contained use of proceeds restrictions, with a minimum of 80% being mandated for working capital and up to 20% being allowable for salary expense. The Company used the proceeds during 2006 and 2007 as required by the limitations contained in the unit purchase agreements. As of March 21, 2008, 338,000 Class B warrants have been exercised netting $507,000 in proceeds to the Company, which were applied with the same 80/20 working capital/salary expense limitation provided in the investor agreements.

Common Stock

On July 20, 2007, the Company's common stock began trading on the OTC Bulletin Board under the symbol "VLYF".

We have 75 shareholders of record. The Company has one class of common stock, $0.001 par value per share, and has 100,000,000 authorized shares. There were 46,955,833 shares of common stock issued and outstanding at December 31, 2007. The common stock holds voting rights of one vote per share, is entitled to dividends when and if declared out of funds legally available therefor, but has no preemptive rights. We did not issue or declare any dividends, and we did not issue any securities under an equity compensation plan.

During 2007, in each quarterly period the high and low price per share * transacted on the OTC Bulletin Board of our common stock was:

FOURTH QUARTER 2007

Date	BID	HIGH/LOW
12/27/07	$2.41	LOW BID
11/13/07	5.95	HIGH BID

THIRD QUARTER 2007

Date	BID	HIGH/LOW
07/30/07	$13.50	HIGH BID
07/20/07	2.00	LOW BID

Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

*Source: Track Data Corporation, Level II

Recent Sales of Unregistered Securities

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

On August 22, 2007, the Company entered into a “Standby Equity Agreement” with CTCEG to sell 333,333 shares of common stock at $1.50 per share on demand of the Company.  The Company established a price protection provision relating to the selling price of common stock per the agreement. The provision states that parties to the agreement are entitled to receive additional stock if the Company sells shares of stock for less than $1.50 per share of common stock to an investor prior to the time limitations specified which is one (1) year from the effective date of the agreement. As of December 31, 2007, the Company had sold 271,333 shares for $407,000.  The Company has the right to sell an additional 62,000 shares with a value of $93,000 to CTCEG by August 21, 2008.

Subsequent to December 31, 2007, the Company issued 12,516 common shares to third parties as a retainer for investment banking and advertising services and sold 62,000 shares of common stock for $93,000 in cash to CTCEG pursuant to the Standby Equity Agreement.

The Company has certain additional obligations with respect to the rights of unit holders. For example, the unit purchasers are protected in the event that there is a buyout resulting in a change of control of Company management. The unit purchasers’ purchase agreements contain a provision to the effect that: (1) if a change of control of the Company occurs within one year after the effective date of the registration statement; and (2) if, in the change of control transaction, the price per share of Company common stock that will be paid to the unit holder is less than $1.50, or, if the per share value of the unit holder’s common stock assigned by the Company’s Board of Directors in any share exchange transaction is less than $1.50, then the Company shall pay to the unit holder the amount in cash equal to 1.5 times the dollar amount of the unit holder’s unit purchase price. The Company does not anticipate a change in control event in which the early Company investors’ returns on investment would be minimized or extinguished such that this provision would become effective. This conditional provision does not provide a warranty against the traditional market and business risks of making an investment in a high-risk enterprise like our Company.  The buyout protection provision expires on May 14, 2008.

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

Other Securities

Our Class A warrants are held by a consultant, CTCEG. There are 3,000,000 Class A warrants with each warrant being exercisable for one share of common stock. One million Class A warrants are exercisable when the market price per share of our common stock reaches $1.00; one million Class A warrants are exercisable when the market price per share of our common stock reaches $1.50, and one million Class A warrants are exercisable when the market price per share of our common stock reaches $2.00. The Class A warrants expire two years after the registration statement registering these warrants for sale becomes effective, which is May 14, 2009. CTCEG is not required to pay cash to exercise in-the-money warrants. The full text of the Consulting Agreement and the Warrant Agreement that describes the Class A warrants in detail are incorporated by reference as Exhibits (see List of Exhibits).

The Company issued 1,296,500 Class B warrants as part of a unit offering in 2006. A unit contains one share of restricted common stock and one restricted Class B warrant. These Class B warrants are exercisable at $1.50 per share and do not contain the cashless exercise rights provided to CTCEG. The Class B warrants, if not exercised, expire on April 20, 2008. The full text of the Securities Purchase Agreement that describes the Class B warrants in detail is incorporated by reference as an Exhibit (see List of Exhibits). The units had price protection rights for a period of six (6) months from May 14, 2007, while the common stock contained in the units have price protection rights until May 14, 2008. The price protection mechanism enables the holder of the common stock and/or warrant to receive additional shares and/or warrants if during the operative time period the price at which future common stock or warrants are sold is less than the price per unit paid for his or her unit. The price protection mechanism has not been triggered.

Neither the warrants nor the units have a market at the present time. The Class A and Class B warrants are freely assignable.

The Company may offer additional securities during fiscal year 2008 as our capital requirements dictate or as suitable funding opportunities present themselves.

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

VFA is actively engaged in the design and manufacture of attitude control instruments for small satellites, in particular, mini momentum reaction wheels based on VFA’s propriety composite and bearing technology. On April 20, 2007, the Company signed a contract with NASA to manufacture a momentum/reaction wheel for $132,000. On October 2, 2007, VFA entered into a contract with a third party to manufacture star cameras and other aerospace components for $678,000.

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

On July 20, 2007, the Company's common stock began trading on the OTC Bulletin Board under the symbol "VLYF".

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

On August 22, 2007, the Company entered into an agreement with CTCEG to sell 333,333 shares of common stock at $1.50 per share on demand of the Company.  The Company established a price protection provision relating to the selling price of common stock per the agreement. The provision states that parties to the agreement are entitled to receive additional stock if the Company sells shares of stock for less than $1.50 per share of common stock to an investor prior to the time limitations specified which is one (1) year from the effective date of the agreement. As of December 31, 2007, the Company had sold 271,333 shares for $407,000.  The Company has the right to sell an additional 62,000 shares with a value of $93,000 to CTCEG by August 21, 2008.

Subsequent to December 31, 2007, the Company issued 12,516 common shares to third parties as a retainer for investment banking and advertising services, and issued 62,000 shares of common stock to CTCEG pursuant to the Standby Equity Agreement in exchange for $93,000 in cash.

Discussion

In the three years preceding July 2006, the month when we engaged in the Share Exchange Agreement, the Company’s cash flow needs had been met through capital investments from its founders. Between August 2006 and November 2006, we raised $1,296,500 from an offering of units (the “Unit Offering”), and we received a loan in the amount of $42,000 from Coast To Coast Equity Group, Inc. In June 2007, Mr. Brothers loaned the Company an additional $112,475, which was applied directly to our payroll expense. Between August and December 2007, a number of shareholders exercised 338,000 Class B warrants from which the Company realized $507,000 in proceeds.

In December 2007, we leased warehouse space in Erlanger, Kentucky to display our ODIN unit.

In September 2006 we leased a new headquarters office in Covington, Kentucky, and expended $1,230,244 on selling and administrative expenses during the year ended December 31, 2007. Our average monthly cost of operations from January 2007 through December 2007 was $166,534. This amount includes a one time charge for a loss on shipped inventory of $483,268. Excluding the one time charge, a non-cash charge for stock-based consulting of $284,900 and a non-cash charge of $242,500 for stock based compensation, the monthly cost of operations from January 2007 through December 2007 was $82,312.

As of December 31, 2007, we have approximately $88,656 in cash remaining. Of this amount, $88,656 is available for use as payroll expense pursuant to the terms of the investment agreements entered into with purchasers of units in the Unit Offering.

We had 958,500 Class B warrants outstanding as of December 31, 2007, which, if all are exercised, will infuse an additional $1,437,000 in funds to the Company. As of March 21, 2008, 338,000 Class B warrants have been exercised netting $507,000 in proceeds to the Company. The Class B warrants' contractual expiration date of November 13, 2007 has been extended to April 20, 2008 by decision of the Board of Directors. We also have 3,000,000 Class A warrants outstanding, but at the current market price for our common stock, all of the Class A warrants can be exercised on a cashless exercise basis for which no funds will be received by the Company. The Class A warrants expire on May 14, 2009. Of course, the Company does not control whether any warrants will be exercised.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for another month, at which time we will have to obtain additional capital funding. Thus, our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from sales of the ODIN ULDRIS unit; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources. While the receipt of purchase orders for the THOR will dictate our initial production needs, the timing of the government approval process is largely out of our control. Likewise, we have just begun to market the ODIN ULDRIS system and do not have a forecast of how long it may take to realize revenues from any sales of such units.

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

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared by the Company. The Company’s financial statements are consolidated with the results of its subsidiaries. All material inter-company balances and transactions have been eliminated.

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

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

During 2005 and up to July 6, 2006. VLYF's independent auditing firm was Morison Cogen, LLP. During 2005 and 2006, the holding company's independent auditing firm was Sherb & Co., LLP. On July 6, 2006, following the Share Exchange transaction, the company elected to continue to use Sherb & Co., LLP as its independent auditing firm. There were no disagreements with Morison Cogen, LLP.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Exchange Act, as of December 31, 2007 (the "Evaluation Date"). Based on this evaluation, our principal executive officer/principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer/chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rules 13a-15(f) promulgated under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

As of March 2007, the Company has a board of directors composed of two individuals, Louis J. Brothers and Larry Wilhide. The current board members, who are also the majority shareholders of the Company and are the Company’s only officers, will hold office indefinitely.

Information about the current directors and executive officers of the Company is as follows:

Name	Age	Position
Louis J. Brothers	55	Chairman of the Board of
		Directors, Chief Executive Officer, and President

Larry K. Wilhide	59	Vice-President, Engineering, and Director

Louis J. Brothers

A founding shareholder of VLYF, since 1997 Louis J. Brothers has been the president and chairman of the board of directors of VLYF, and he became Chairman of the Board of Directors upon execution of the July 6, 2006 Share Exchange Agreement. Mr. Brothers has more than 20 years of experience in marketing, marketing support, product management and logistics in industrial products. Mr. Brothers has extensive international business experience having worked in Europe, Russia, China and Japan. In China, he was part of the management team that supervised the construction of three large industrial plants. Mr. Brothers was responsible for increasing his products’ market share in the bearing industry from 2% to 95%, in the process making valuable contacts, building business relationships with private manufacturers and the research communities and gaining important knowledge in the manufacturing and technology market segments.

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

Larry K. Wilhide

Larry K. Wilhide is a founder of VLYF, and since its inception in 1997 has been a director and the vice-president of engineering. On July 6, 2006, Mr. Wilhide became a director of the Company upon the execution of the Share Exchange Agreement. Mr. Wilhide is a part-time employee of VLYF and since 2000 continues to work for SKF Bearing, Inc. in Hanover, Pennsylvania as a sub-contractor where he performs general engineering and design services.

Mr. Wilhide has worked as a design engineer on projects for aerospace bearings for over 25 years including cage, retainer design and spherical bearing refurbishing. He has supported general machining and grinding operations. He was team leader for computer aided design and computer numerical control programming. Additionally, Mr. Wilhide served in the U.S. Army in Korea where he held primary responsibility for arming nuclear warheads. Mr. Wilhide holds a Bachelors Degree in Mechanical Engineering.

Corporate Governance

The Board of Directors does not hold formal meetings. Because we have only two officers and directors, meetings of the board are usually conducted informally by telephone and on an as-needed basis.  We have never held an annual meeting of shareholders because all actions requiring shareholder approval have been conducted by the written consent of our majority shareholders, Messrs. Brothers and Wilhide.  We anticipate that we will begin to hold annual shareholder meetings when we enter into the operational phase of our core business plan.  Likewise, until we appoint additional directors to the Board of Directors, which is not likely to occur until enter into the operational phase of our core business plan, we do not anticipate holding regularly scheduled board meetings.

Audit Committee and Audit Committee Financial Expert

Our two-member board of directors does not have an audit committee or an audit committee financial expert sitting on the board.  Due to our stagnant growth during 2007, we did not expand our board of directors as expected to include an audit committee or an audit committee financial expert. It is not likely that we will expand the board in 2008 to include an audit committee or an audit committee financial expert unless and until we enter into the operational phase of our core business plan.

Board of Directors Nominating Committee

We do not have a standing board of directors nominating committee or a committee performing similar functions. Messrs. Brothers and Wilhide at all times from the inception of VLYF to the present time have been the directors of this Company. It is Management’s expectation that the initial additions to membership on our board of directors will be by appointment by Messrs. Brothers and Wilhide, and there will not be a need to have a nominating committee at least until we have first expanded the membership on our board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during 2007 all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

Code of Ethics

In August 2006, the Company adopted a Code of Ethics. The Code of Ethics applies to the Company’s officers, director level employees and certain other designated employees and independent contractors. A copy of the Code of Ethics, our Code of Conduct, and our Insider Trading Policy are available on our website at www.VLYF.com under the “Investor Relations” tab.

Item 10. Executive Compensation.

The Company paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2007:

Name	Salary	Position

Louis J. Brothers	$0	Chairman of the Board, Director
	128,400	President

Larry K. Wilhide	98,400	Vice-President
	0	Director

Messrs. Brothers and Wilhide each have the use of a Company car and each are protected by the Company’s indemnification policy for directors and officers (set forth below). No other fringe benefits for either of them have been awarded in fiscal year 2007 or are contemplated at this time. No other form of compensation or incentive compensation was paid or awarded to either of them in fiscal year 2007.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
Louis J. Brothers	2007	$128,400	-	-	-	-	-	-
Chief Executive Officer,	2006	$57,000	-	$194,843	-	-	-	-
President and Director

Larry K. Wilhide	2007	$98,400	-	-	-	-	-	-
Vice-President and Director	2006	$30,000	-	-	-	-	-	-

Payments to Management

In the future, Mr. Brothers and all other employees will receive commissions from their individual efforts resulting in customer purchase orders for THOR and ODIN units.

Indemnification of Directors and Officers

Our bylaws contain the broadest form of indemnification for our officers and directors permitted under Florida law. Our bylaws generally provide as follows:

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has 46,955,833 shares of common stock issued and outstanding. The table below assumes and projects the exercise of 3,000,000 Class A warrants by Coast To Coast Equity Group, Inc., which raises the issued and outstanding shares to 49,955,833. Beneficial owners and management will have the following holdings of the Company following the exercise of the Class A warrants:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock ($0.001 par value)	Louis & Roe Brothers, TEN ENT 50 E. River Center Boulevard, Suite 820, Covington, KY 41011	18,880,000	37.8%
Common Stock ($0.001 par value)	Larry & Pat Wilhide, TEN ENT 50 E. River Center Boulevard, Suite 820, Covington, KY 41011	18,880,000	37.8%
Common Stock ($0.001 par value)	Coast To Coast Equity Group, Inc. (1) 9040 Town Center Parkway Bradenton, FL 34202	3,000,000	6.0%
Common Stock ($0.001 par value)	Charles J. Scimeca (1) 9040 Town Center Parkway Bradenton, FL 34202	1,666,666.6	3.3%
Common Stock ($0.001 par value)	Tony N. Frudakis (1) 1621 West University Parkway Sarasota, FL 34243	1,666,666.6	3.3%
Common Stock ($0.001 par value)	George Frudakis (1) 7935 213th St E Bradenton, FL 34202-6301	1,666,666.6	3.3%
Common Stock ($0.001) par Value	Directors and Executive Officers as a Group	37,760,000	75.6%
(1)
The shareholders of Coast To Coast Equity Group, Inc. are Tony N. Frudakis, George Frudakis, and Charles J. Scimeca. Each of these individuals also directly owns 1,666,666.6 shares of the Company’s common stock. Coast To Coast Equity Group, Inc. is a party to a consulting agreement and warrant agreement with the Company which could enable its shareholders as a group, as beneficial owners, to acquire a total of 15.9% of the Company’s issued and outstanding common stock on a non-diluted basis.

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

Coast To Coast Equity Group, Inc., Charles, J. Scimeca, Tony N. Frudakis, and George Frudakis are protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement (the full text of the agreement is attached to the Company’s Form 8-K filed on July 11, 2006 and is incorporated herein by reference), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, will continue in effect for a period two years from May 14, 2007, the effective date of the Form SB-2 registration statement which registers their Company securities for re-sale.

On August 11, 2006, the Company issued a convertible debenture to CTCEG in the amount of $42,000 in exchange for cash received. The interest rate is 4% per annum and runs from August 11, 2006. The amounts due may be paid in cash or cash equivalents, including but not limited to payment in the form of the Company’s common stock valued at $1.00 per share, or CTCEG may apply amounts due toward the cash exercise of its Class A Warrants. The sale was conducted in a private transaction exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act.

On August 22, 2007, the Company entered into an agreement with CTCEG to sell 333,333 shares of common stock at $1.50 per share on demand of the Company.  The Company established a price protection provision relating to the selling price of common stock per the agreement. The provision states that parties to the agreement are entitled to receive additional stock if the Company sells shares of stock for less than $1.50 per share of common stock to an investor prior to the time limitations specified which is one (1) year from the effective date of the agreement. As of December 31, 2007, the Company had sold 271,333 shares for $407,000.  The Company has the right to sell an additional 62,000 shares with a value of $93,000 to CTCEG by August 21, 2008.

Relationships to Directors

At December 31, 2007 the Company owed Louis J. Brothers, the Company’s president and a major shareholder, $216,558 for advances made to the Company. Such amount, which is included in the due-to-shareholders balance on the balance sheet at December 31, 2007, earns 6% annual interest compounded quarterly and is due on demand.

The Company paid $24,000 for computer related services to Louis C. Brothers, a son of director Louis J. Brothers.  Louis C. Brothers is not an employee of the Company.

The Company paid Rosemary A. Brothers, the wife of director Louis J. Brothers, $27,000 for administrative services. Rosemary A. Brothers is, as of the filing date of this report, the Company’s only administrative employee.

Item 13. Exhibits.

Exhibits are listed in the Index of Exhibits on page 33.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
	2007	2006
Category
Audit Fees[1]	$25,000	$25,000
Audit Related
Fees[2]	15,000	5,000
All other fees[3]	-	-

1
Consists of fees billed for the audit of our annual financial statements, review our Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

Valley Forge Composite Technologies, Inc.

Date: March 30, 2008	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2008	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

Date: March 30, 2008	By:	/s/ Larry K. Wilhide
Larry K. Wilhide
Director

INDEX OF EXHIBITS
Exhibit No.	Description
2.1 *	Share Exchange Agreement Between Quetzal Capital 1, Inc. and the Shareholders of Valley Forge Composite Technologies, Inc., dated July 6, 2006
3(i)(1 * )	Articles of Amendment by Quetzal Capital 1, Inc.
4.3 *	Valley Forge Composite Technologies, Inc.’s Notice of Shareholder Action and Information Statement
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

10.1 *	Registration Rights Agreement, dated July 6, 2006
10.2 *	Consulting Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.3 *	Warrant Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
21.1	List of Subsidiaries
31.1	13a-14(a)-15d-14(a) Certification - Louis J Brothers
31.2	13a-14(a)-15d-14(a) Certification - Louis J Brothers
32.1	18 U.S.C. § 1350 Certification - Louis J Brothers
32.2	18 U.S.C. § 1350 Certification - Louis J Brothers

* Incorporated by reference from Form 8-K filed July 11, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Valley Forge Composite Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Valley Forge Composite Technologies, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Composite Technologies, Inc. as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2008	By:	/s/ SHERB & CO., LLP
SHERB & CO., LLP
Certified Public Accountants
Boca Raton, Florida

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current assets:
Cash	$88,656
Inventory	460,114
Prepaid expenses	42,659
Deposits with vendors	222,735

Total current assets	814,164

Property and equipment, net	59,747

Other assets
Security deposit	5,535

Total Assets	$879,446

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$128,381
Note payable	160,000
Deferred revenue	66,000
Convertible debenture	42,000
Due to shareholder	216,558

Total current liabilities	612,939

Shareholders' equity:
Common stock, $.001 par value, 100,000,000
shares authorized; 46,955,833 shares
issued and outstanding	46,956
Additional paid-in capital	4,638,394
Accumulated deficit	(4,418,843)

Total shareholders' equity	266,507

Total Liabilities and Shareholders' Equity	$879,446

The accompanying notes should be read in conjunction with the consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2007	2006

Sales	$-	$417,592

Costs and expenses

Cost of sales	-	152,615
Loss on shipped inventory	483,268	-
Research and development	-	600,000
Selling and administrative expenses	1,230,244	694,503
Stock based consulting	284,900	142,450
	1,998,412	1,589,568

Loss from operations	(1,998,412)	(1,171,976)

Other income

Investment income	11,186	5,636
Interest expense	(23,894)	(13,418)
	(12,708)	(7,782)

Net loss	$(2,011,120)	$(1,179,758)

Loss per common share
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding
Basic	46,482,853	45,212,098
Diluted	46,482,853	45,212,098

The accompanying notes should be read in conjunction with the consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional
	Common	Number	Paid-in	Accumulated
	Stock	of Shares	Capital	Deficit	Total

BALANCE AT JANUARY 1, 2006	$40,000	40,000,000	$1,165,000	$(1,227,965)	$(22,965)

Effects of recapitalization due to merger	5,000	5,000,000	(5,000)		-

Stock based consulting			142,450		142,450

Proceeds from private offering of common stock	1,296	1,296,500	1,295,204		1,296,500

Contributed capital related to research and
development agreement			600,000		600,000

Net loss for the year ended December 31, 2006				(1,179,758)	(1,179,758)

BALANCE AT DECEMBER 31, 2006	46,296	46,296,500	3,197,654	(2,407,723)	836,227

Stock based consulting - warrants			284,900		284,900

Proceeds from exercise of warrants	338	338,000	506,662		507,000

Stock-based compensation	50	50,000	242,450		242,500

Proceeds from standby equity agreement	272	271,333	406,728		407,000

Net loss for the year ended December 31, 2007				(2,011,120)	(2,011,120)

BALANCE AT DECEMBER 31, 2007	$46,956	46,955,833	$4,638,394	$(4,418,843)	$266,507

The accompanying notes should be read in conjunction with the consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,011,120)	$(1,179,758)
Adjustments to reconcile net loss
to net cash used in
operating activities:
Depreciation expense	13,574	7,627
Loss on shipped inventory	483,268	-
Contributed capital for services	-	600,000
Fair value of warrants issued for consulting services	284,900	142,450
Stock based compensation	242,500	-
Change in operating assets and liabilities
(Increase) decrease in:
Inventory	(475,644)	(467,738)
Prepaid expenses	86,132	(8,962)
Vendor deposits	(222,735)	-
Security deposit	-	(5,535)
Increase (decrease) in:
Accounts payable and accrued expenses	(126,299)	247,794
Deferred revenue	66,000	-

NET CASH USED IN OPERATING ACTIVITIES	(1,659,424)	(664,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(9,917)	(62,295)

NET CASH USED IN INVESTING ACTIVITIES	(9,917)	(62,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	507,000	1,296,500
Proceeds from issuance of common stock per standby equity agreement	407,000	-
Proceeds from convertible debenture	-	42,000
Proceeds from note payable	160,000	-
Due from shareholder	-	1,678
Repayments to shareholder	-	(439,833)
Loans from shareholder	-	495,219

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,074,000	1,395,564

NET (DECREASE) INCREASE IN CASH	(595,341)	669,147

CASH AT BEGINNING OF YEAR	683,997	14,850

CASH AT END OF YEAR	$88,656	$683,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Income taxes	$-	$-

Interest	$9,192	$12,688

The accompanying notes should be read in conjunction with the consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
The Company’s primary operating subsidiary has been Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, which was incorporated in Pennsylvania on November 21, 1996. On August 7, 2007, Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, was re-domiciled as a Florida corporation and changed its name to Valley Forge Detection Systems, Inc. (“VFDS”).  Simultaneously, the business segments of the former Pennsylvania company were split into new Florida corporations, with VFDS’ aerospace segment assigned to Valley Forge Aerospace, Inc. (“VFA”); VFDS’ personnel screening technologies assigned to Valley Forge Imaging, Inc. (“VFI”), and VFDS’ development and commercialization of potential new product lines assigned to Valley Forge Emerging Technologies, Inc. (“VFET”).  The Company is the 100% shareholder of its four subsidiaries.

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

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At December 31, 2007, the Company’s cash deposits exceeded the FDIC insured limits by $1,503.

NOTE 1:  NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents
The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At December 31, 2007, the Company held no cash equivalent securities.

Inventories
The Company’s accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following at December 31, 2007:

Raw materials	$-0-
Work in process	460,114
Finished goods	-0-

$460,114

See Note 12 – Loss on shipped inventory.

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

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
Historically, the Pennsylvania Company, formally known as Valley Forge Composite Technologies, Inc., has elected by unanimous consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code and the Commonwealth of Pennsylvania. Under those provisions, VFDS did not pay federal and state corporate income taxes on its taxable income. Instead, the stockholders were liable for individual federal and state income taxes on their respective shares of VFDS’s taxable income.

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

The following sets forth the computation of earnings per share.

	For the Year Ended December 31,
	2007		2006

Net loss	$	(2,011,120)	$	(1,179,758)
Weighted average shares outstanding		46,482,853		45,212,098
Loss per share - basic & dilutive	$	( .04)	$	( .03)

NOTE 1 -NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s common stock equivalents at December 31 include the following:

Class A Warrants	3,000,000
Class B Warrants	958,500
Total common stock equivalents at December 31, 2007	3,958,500

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

NOTE 1 -NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Based Payments (continued)
A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%. Twelve months' consulting expense in the amount of $284,900 was attributed to the grant of these warrants during the period ended December 31, 2007. A reconciliation of these related warrants issued and outstanding at December 31, 2007 is as follows:

Warrants outstanding at December 31, 2006	3,000,000
Granted	-
Exercised/forfeited	-
Warrants outstanding at December 31, 2007	3,000,000

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolllng Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not believe that adoption of SFAS 160 will have any impact on the Company.

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations (revised 2007)" ("SFAS 141 (R)"). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not believe that adoption of SFAS 141 (R) will have any impact on the Company.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,418,843 at December 31, 2007, net losses in the period ended December 31, 2007 of $2,011,120 and cash used in operations during the period ended December 31, 2007 of $1,659,424. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

The Company also seeks the acquisition, development, and commercialization of other advanced technologies. The ultimate success of the Company in attaining sustainable profitability and positive cash flow from operations is dependent upon the successful development and commercialization of these advanced technologies including the THOR and Odin systems together with obtaining sufficient capital or financing to support management plans. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues and to raise additional funds provide the opportunity for the Company to continue as a going concern.

NOTE 3 – INCOME TAXES

Effective July 6, 2006 (date of the exchange agreement explained in Note 1), VFDS ceased being a Subchapter S corporation and has been subject to corporate level taxes on its earnings since July 6, 2006.

There was no income tax expense for the years ended December 31, 2007 and 2006 due to the Company’s net losses.

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following at December 31, 2007:

Net operating loss carryforwards	$738,000
Less: Valuation allowance	(738,000)
Net deferred income tax assets	$-0-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for fiscal years 2007 and 2006:
	2007	2006
Computed “expected” tax benefit	(35)%	(35)%
State taxes net of “expected” tax benefit	(6)%	(6)%
Permanent differences	9%	-
Change in valuation allowance	32%	41%
Effective tax rate	0%	0%

Net operating loss carryforwards totaled approximately $1,800,000 at December 31, 2007.  The net operating loss carryforwards will begin to expire in the year 2027 if not utilized.  After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2007 due to the uncertainty of realizing the deferred tax assets. The valuation allowance increased by approximately $611,000 in 2007. Utilization of the Company’s net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended December 31, 2007.

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has evaluated its tax positions taken through December 31, 2007 and determined that no uncertain tax positions existed as of December 31, 2007 requiring recognition in accordance with FIN 48.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2007 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $216,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at December 31, 2007 earns 6% annual interest compounded quarterly, and is due on demand.

On August 11, 2006, Coast to Coast Equity Group, Inc., a Company warrant holder, loaned the Company $42,000 as described in Note 7.

The Company paid $24,000 for computer related services to a relative of the president and major shareholder.

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

On December 1, 2007, the Company entered into a lease of 2,700 square feet of rentable space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky. The term of the lease shall be for 37 months beginning on the first day of December, 2007 and ending on the last day of December, 2010.

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended December 31, 2007 and December 31, 2006 was $70,034 and $10,199 respectively.

The following is a schedule of future minimum lease payments required under the lease as of December 31, 2007:

Period Ending
December 31	Amount

2008	$68,220
2009	70,243
2010	72,270
2011	35,820

$246,553

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

NOTE 8 – SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1. The Company recorded stock based consulting expense of $284,900 for the period ending December 31, 2007.

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 Class B warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 and was declared effective on May 14, 2007.  On July, 18 2007, the Class B warrants’ contractual expiration date of November 13, 2007 has been extended to April 20, 2008 by decision of the Board of Directors.

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

Common Stock Warrants
Stock warrant activity for the period ended December 31, 2007 is summarized as follows:

	Number of	Weighted average
	shares	exercise price

Outstanding at December 31, 2006	4,296,500	$1.50
Granted	-	-
Exercised	338,000	1.50

Outstanding at December 31, 2007	3,958,500	$1.50

The following table summarizes the Company's Class A and B stock warrants outstanding at December 31, 2007:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Excercise Price	Number	Life	Price

$1.00	1,000,000	.50	$1.00
$1.50	1,000,000	.50	$1.50
$2.00	1,000,000	.50	$2.00
$1.50	958,500	.25	$1.50

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

NOTE 10 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	2007	2006

Office equipment	$50,551	$42,720
Furniture and fixtures	45,887	43,801
	96,438	86,521
Less accumulated depreciation	(36,691)	(23,117)

	$59,747	$63,404

Depreciation expense for period	$13,574	$7,627

NOTE 11 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $63,847 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 13.24% per annum and call for total minimum monthly installment payments of $1,483 as of December 31, 2007. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2008, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 12 – NOTE PAYABLE

On December 19, 2007, the Company borrowed $160,000 from a financial institution at a rate of 7.25% with a maturity date of March 15, 2008.  The note is secured by a personal guarantee of an officer and employee of the Company.

NOTE 13 – DEFERRED REVENUE

On April 20, 2007, VFA entered into an agreement with NASA to manufacture certain satellite components for $132,000.  As of December 31, 2007, the Company had received $66,000 and in accordance with the Company’s revenue recognition policy (see note 1), no revenue has been recognized because goods have not been received by the customer as of December 31, 2007.

  NOTE 14 – ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was $128,618 and $-0- in 2007 and 2006, respectively.

NOTE 15 – LOSS ON SHIPPED INVENTORY

The Company, after review and discussion by its Board of Directors and its President and Principal Financial and Accounting Officer, concluded that inventory, valued at $483,268 which was shipped to a Japanese customer should be written off, to be consistent with the company’s revenue recognition policies stated in Note 1.  The inventory has been in the possession of the customer for a period greater than 180 days with no assurances that payment for the products will be received or that it will be returned or otherwise recovered.

NOTE 16 – STANDBY EQUITY AGREEMENT

On August 22, 2007, the Company entered into an agreement with CTCEG to sell 333,333 shares of common stock at $1.50 per share on demand of the Company (the “Standby Equity Agreement”).

The Company established a price protection provision relating to the selling price of common stock per the Standby Equity Agreement. The provision states that parties to the agreement are entitled to receive additional stock if the Company sells shares of stock for less than $1.50 per share of common stock to an investor prior to the time limitations specified which is one (1) year from the effective date of the agreement.

As of December 31, 2007, the Company had sold 271,333 shares for $407,000.  The Company has the right to sell an additional 62,000 shares with a value of $93,000 to CTCEG by August 21, 2008.

NOTE 17 – STOCK COMPENSATION

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

NOTE 18 – SUBSEQUENT EVENTS

Issuance of Common Stock

On January 10, 2008, the Company issued 62,000 shares of common stock to CTCEG pursuant to the Standby Equity Agreement in exchange for $93,000 in cash.

On January 28, 2008, the Company issued 10,000 shares of common stock as a retainer to a third party for investment banking services.

On March 20, 2008, the Company issued 2,516 shares of common stock in exchange for advertising services.

Note Payable

The Company has received an additional 90 day extension on the maturity date of the note payable described in note 12.