Form 10-Q
period 2008-03-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2008-05-15
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	20-3061892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 East River Center Blvd., Suite 820
Covington, KY 41011
(Address of principal executive offices) (Zip Code)

859.581.5111
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $.001 par value per share	47,230,349

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31,2008

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Valley Forge Composite Technologies, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report references to “Valley Forge,” “the Company,” “we,” “us,” and “our” refer to Valley Forge Composite Technologies, Inc. and its subsidiaries.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(1)
ASSETS

Current assets:
Cash	$130,484	$88,656
Inventory	474,855	460,114
Prepaid expenses	35,348	42,659
Deposits with vendors	266,180	222,735

Total current assets	906,867	814,164

Property and equipment, net	58,799	59,747

Other assets:
Security deposit	5,535	5,535

Total Assets	$971,201	$879,446

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$181,990	$128,381
Note payable	159,975	160,000
Deferred revenue	66,000	66,000
Convertible debenture	42,000	42,000
Due to shareholder	216,558	216,558

Total current liabilities	666,523	612,939

Shareholders' Equity:
Common stock, $.001 par value, 100,000,000
shares authorized; 47,230,349 and 46,955,833
shares issued and outstanding at March 31, 2008 and
December 31, 2007.	47,230	46,956
Additional paid-in capital	5,033,614	4,638,394
Accumulated deficit	(4,776,166)	(4,418,843)

Total shareholders' equity	304,678	266,507

Total Liabilities and Shareholders' Equity	$971,201	$879,446

(1) Derived from Audited Financial Statements

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ending
	March 31,
	2008	2007

Sales	$-	$-

Costs and expenses

Selling and administrative expenses	277,328	226,256
Stock based consulting	71,225	71,225
	348,553	297,481

Loss from operations	(348,553)	(297,481)

Other income

Interest expense	(8,920)	(3,985)
Investment income	150	4,990

Net loss	$(357,323)	$(296,476)

Loss per common share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding
Basic and Diluted	47,093,807	46,296,500

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(357,323)	$(296,476)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Depreciation expense	3,420	3,358
Common stock issued for services	31,269	-
Fair value of warrants issued for consulting services	71,225	71,225
Change in operating assets and liabilities
(Increase) Decrease in:
Inventory	(14,741)	(67,894)
Prepaid expenses	7,311	962
Vendor deposits	(43,445)	(18,323)
Increase (decrease) in:
Accounts payable and accrued expenses	53,609	(4,748)

NET CASH USED IN OPERATING ACTIVITIES	(248,675)	(311,896)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(2,472)	(3,811)

NET CASH USED IN INVESTING ACTIVITIES	(2,472)	(3,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	200,000	-
Proceeds from issuance of common stock per standby equity agreement	93,000	-
Repayments of notes payable	(25)	-
Repayments to shareholder	-	(657)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	292,975	(657)

NET INCREASE (DECREASE) IN CASH	41,828	(316,364)

CASH AT BEGINNING OF PERIOD	88,656	683,997

CASH AT END OF PERIOD	$130,484	$367,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-

Interest	$5,271	$2,110

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

VFA is actively engaged in the design and manufacture of attitude control instruments for small satellites, in particular, mini momentum reaction wheels based on VFA’s proprietary composite and bearing technology.

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
MARCH 31, 2008

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Valley Forge Composite Technologies, Inc., a Florida corporation (the “Company”). The Company’s financial statements are prepared in accordance with generally accepted accounting principals in the United States of America (“US GAAP”). The financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, security deposits, due to shareholders, accounts payables, accrued expenses, a note payable, and a convertible debenture. The carrying values of these financial instruments approximate the fair value due to their short term maturities.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1: NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At March 31, 2008, the Company’s cash deposits exceeded the FDIC insured limits by $35,753.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At March 31, 2008, the Company held no cash equivalent securities.

Inventories

The Company’s accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	March 31	December 31
	2008	2007
Raw materials	$-0-	$-0-
Work in process	236,930	460,114
Finished goods	237,925	-0-

	$474,855	$460,114

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

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
MARCH 31, 2008

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

The following sets forth the computation of earnings per share.

	For the Period Ended
	March 31,
	2008		2007

Net loss	$	(357,323)	$	(296,476)
Weighted average shares outstanding		47,093,807		46,296,500
Loss per share - basic and diluted	$	( .01)	$	( .01)

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s common stock equivalents include the following:

	March 31,	December 31,
	2008	2007
Class A Warrants	2,800,000	3,000,000
Class B Warrants	958,500	958,500
Total common stock equivalents	3,758,500	3,958,500

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
MARCH 31, 2008

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Based Payments (continued)

A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%. Three months consulting expense in the amount of $71,225 was attributed to the grant of these warrants during the period ended March 31, 2008. A reconciliation of these related warrants issued and outstanding at March 31, 2008 is as follows:

Warrants outstanding at December 31, 2007	3,000,000
Granted	-
Exercised/forfeited	200,000
Warrants outstanding at March 31, 2008	2,800,000

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
MARCH 31, 2008

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not believe the acceptance of SFAS 159 has a material impact on the financial statements..

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,776,166 at March 31, 2008, net losses in the period ended March 31, 2008 of $357,323 and cash used in operations during the period ended March 31, 2008 of $248,675. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3 – INCOME TAXES

There was no income tax expense for the periods ended March 31, 2008 and 2007 due to the Company’s net losses.

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended March 31, 2008.

NOTE 4 - RELATED PARTY TRANSACTIONS

At March 31, 2008 and December 31, 2007, the Company owed Louis J. Brothers, the Company’s president and major shareholder, $216,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at March 31, 2008 and December 31, 2007, earns 6% annual interest compounded quarterly, and is due on demand.

On August 11, 2006, Coast to Coast Equity Group, Inc., a Company warrant holder, loaned the Company $42,000 as described in Note 6.

NOTE 5 - DESCRIPTION OF LEASING ARRANGEMENTS

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month. Rent expense for the period ended March 31, 2008 and March 31, 2007 was $22,942 and $16,707 respectively.

The following is a schedule of future minimum lease payments required under the lease as of March 31, 2008:

Period Ending
March 31	Amount

2009	$68,721
2010	70,759
2011	67,765
2012	22,387
$229,632

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 - CONVERTIBLE DEBENTURE

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

NOTE 7 – SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1. The Company recorded stock based consulting expense of $71,225 for the period ending March 31, 2008.

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 Class B warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 and was declared effective on May 14, 2007. On July, 18 2007, the Class B warrants’ contractual expiration date of November 13, 2007 has been extended to July 20, 2008 by decision of the board of directors.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Common Stock Warrants

Stock warrant activity for the period ended March 31, 2008 is summarized as follows:

	Number of	Weighted average
	shares	exercise price

Outstanding at December 31, 2007	3,958,500	$1.50
Granted	-	-
Exercised	200,000	1.50

Outstanding at March 31, 2008	3,758,500	$1.50

The following table summarizes the Company's Class A and B stock warrants outstanding at March 31, 2008:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Excercise Price	Number	Life	Price

$1.00	800,000	.25	$1.00
$1.50	1,000,000	.25	$1.50
$2.00	1,000,000	.25	$2.00
$1.50	958,500	.25	$1.50

NOTE 8 - REGISTRATION RIGHTS AGREEMENT

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	March 31,	December 31,
	2008	2007

Office equipment	$50,705	$50,551
Furniture and fixtures	48,205	45,887
	98,910	96,438
Less accumulated depreciation	(40,111)	(36,691)

	$58,799	$59,747

Depreciation expense for period	$3,420	$13,594

NOTE 10 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $76,937 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 13.24% per annum and call for total minimum monthly installment payments of $1,671 as of March 31, 2008. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2008, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 11 – NOTE PAYABLE

On December 19, 2007, the Company borrowed $160,000 from a financial institution at a rate of 6.25% with a maturity date of June 15, 2008. The note is secured by a personal guarantee of an officer and employee of the Company.

NOTE 12 – DEFERRED REVENUE

On April 20, 2007, VFA entered into an agreement with NASA to manufacture certain satellite components for $132,000. As of March 31, 2008, the Company had received $66,000 and in accordance with the Company’s revenue recognition policy (see note 1), no revenue has been recognized because goods have not been received by the customer as of March 31, 2008.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 13 – ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was $47,399 and $-0- as of March 31, 2008 and 2007, respectively.

NOTE 14 – STANDBY EQUITY AGREEMENT

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

As of March 31, 2008, the Company had sold 333,333 shares for $500,000.

NOTE 15 – STOCK COMPENSATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

On August 22, 2007, the Company entered into an agreement with CTCEG to sell 333,333 shares of common stock at $1.50 per share on demand of the Company. The Company established a price protection provision relating to the selling price of common stock per the agreement. The provision states that parties to the agreement are entitled to receive additional stock if the Company sells shares of stock for less than $1.50 per share of common stock to an investor prior to the time limitations specified which is one (1) year from the effective date of the agreement. As of March 31, 2008, the Company had sold 333,333 shares for $500,000.

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

In September 2006 we leased a new headquarters office in Covington, Kentucky, and expended $357,323 on selling and administrative expenses during the period ended March 31, 2008. Our average monthly cost of operations from January 2008 through March 2008 was $119,108. Excluding, a non-cash charge of $71,225 for stock based consulting, the monthly cost of operations from January 2008 through December 2008 was $95,366.

As of March 31, 2008, we have approximately $130,484 in cash remaining. Of this amount, $130,484 is available for use as payroll expense pursuant to the terms of the investment agreements entered into with purchasers of units in the Unit Offering.

We had 958,000 Class B warrants outstanding as of March 31, 2008, which, if all are exercised, will infuse an additional $1,437,000 in funds to the Company. As of March 31, 2008, 338,000 Class B warrants have been exercised netting $507,000 in proceeds to the Company. The Class B warrants' contractual expiration date of November 13, 2007 has been extended to July 20, 2008 by decision of the board of directors. We also have 2,800,000 Class A warrants outstanding, but at the current market price for our common stock, all of the Class A warrants can be exercised on a cashless exercise basis for which no funds will be received by the Company. The Class A warrants expire on May 14, 2009. Of course, the Company does not control whether any warrants will be exercised.

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

This section of our Form 10-Q contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, our revenue recognition policy, and to the effect on our financial statements of recent accounting pronouncements. A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 1 to the financial statements.

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

RESULTS OF OPERATIONS

The following discussions are based on the unaudited consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the three months’ ended March 31, 2008, and 2007, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three months ended March 31,
	2008	2007
Revenues, net	$-	$-
Total operating expenses	348,553	297,481
Loss from operations	(348,553)	(297,481)
Total other income (expense)	(8,770)	1,005
Net income (loss)	(357,323)	(296,476)
Net income (loss) per share	$(0.01)	$(0.01)

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

The following chart provides a breakdown of our sales in 2008 and 2007.

	March 31,	December 31,
	2008	2007
Totals per financial statements	-	-
Valley Forge Detection Systems, Inc.	-	-
Valley Forge Aerospace, Inc.	-	-
Valley Forge Imaging, Inc.	-	-
Valley Forge Imaging Technologies, inc.	-	-
Totals per financial statements:	-	-

Our total operating expense was $348,553 for the three months ended March 31, 2008 and $1,998,412 for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses for the past two fiscal years and had a net loss of $357,323 for the three months ended March 31, 2008. Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the three months ended March 31, 2008 we received cash proceeds of $293,000 from sales of our common stock.

For the year ended December 31, 2007, we received cash proceeds from debt financing of $160,000 and sales of our common stock of $914,000.

For the three months ended March 31, 2008 we issued 274,516 shares for investments. For the year ended December 31, 2007 we issued 659,333 shares for investments. Management anticipates that we will continue to issue shares for services in the short term.

Management intends to finance our 2008 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity financing, if available. Management expects revenues will be realized but not to the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,000,000 during the next 12 months to satisfy our cash requirements of approximately $95,000 per month. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We have insufficient financing commitments in place to meet our expected cash requirements for 2008 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2008, then we may be required to reduce our expenses and scale back our operations.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 37 month non-cancelable operating lease, expiring August 2011 and December 2010, respectively. Base rent is $5,551 per month with an annual rent escalator of 3%. At December 31, 2007, future minimum payments for operating leases related to our office and manufacturing facilities were $246,533 through August 2011.

Our total current liabilities increased to $666,523 at March 31, 2008 compared to $612,939 at December 31, 2007. Our total current liabilities at March 31, 2008 included accounts payable and accrued expenses of $181,990, notes payable of $159,975, deferred revenue of $66,000, convertible debentures of $42,000 and a loan from shareholder of $216,558.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2008 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on these criteria.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 12,516 common shares to third parties as a retainer for investment banking and advertising services and sold 62,000 shares of common stock for $93,000 in cash to CTCEG pursuant to the Standby Equity Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

(a)	Exhibits

Exhibit No.	Description
2.1*	Share Exchange Agreement Between Quetzal Capital 1, Inc. and the Shareholders of Valley Forge Composite Technologies, Inc., dated July 6, 2006

3(i)(1)*	Articles of Amendment by Quetzal Capital 1, Inc.

4.3*	Valley Forge Composite Technologies, Inc.’s Notice of Shareholder Action and Information Statement

4.4*
Articles and Plan of Share Exchange Between Quetzal Capital 1, Inc., a Florida corporation, and Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, filed with the Florida Department of State, Division of Corporations, effective July 6, 2006

4.5*
Articles and Plan of Share Exchange Between Quetzal Capital 1, Inc., a Florida corporation, and Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, filed with the Pennsylvania Department of State, Corporation Bureau, effective July 6, 2006

10.1*	Registration Rights Agreement, dated July 6, 2006

10.2*	Consulting Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006

10.3*	Warrant Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006

10.4**	Form of Investment Letter

31.1	13a-14(a)-15d-14(a) Certification - Louis J. Brothers

31.2	13a-14(a)-15d-14(a) Certification - Louis J. Brothers

32.1	18 U.S.C. § 1350 Certification - Louis J. Brothers

32.2	18 U.S.C. § 1350 Certification - Louis J. Brothers

* Incorporated by reference from Form 8-K filed on July 11, 2006.
** Incorporated by reference from Form SB-2/A filed on May 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: May 15, 2008	By:	/s/ Louis J. Brothers Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)