Form 10-Q
period 2007-06-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2008-08-14
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008
Common Stock, $.001 par value per share	51,157,016

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(1)

ASSETS
Current assets:
Cash	$3,329	$88,656
Accounts receivable	11,300	-
Inventory	447,710	460,114
Prepaid expenses	9,064	42,659
Deposits with vendors	246,000	222,735

Total current assets	717,403	814,164

Property and equipment, net	56,664	59,747

Other assets:
Security deposit	5,535	5,535

Total Assets	$779,602	$879,446

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$222,705	$128,381
Note payable	579	160,000
Deferred revenue	-	66,000
Convertible debenture	42,000	42,000
Due to shareholder	326,558	216,558

Total current liabilities	591,842	612,939

Shareholders' Equity:
Common stock, $.001 par value, 100,000,000
shares authorized; 48,790,349 and 46,955,833
shares issued and outstanding at June 30, 2008 and December 31, 2007	48,790	46,956
Additional paid-in capital	5,153,279	4,638,394
Accumulated deficit	(5,014,309)	(4,418,843)

Total shareholders' equity	187,760	266,507

Total Liabilities and Shareholders' Equity	$779,602	$879,446

(1)	Derived from Audited Financial Statements

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ending		For the six months ending
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$132,000	$-	$132,000	$-

Cost of sales	69,368	-	69,368	-

Gross Profit	62,632	-	62,632	-

Costs and expenses

Loss on shipped inventory	-	481,414	-	481,414
Selling and administrative expenses	220,706	199,029	498,035	425,295
Stock based consulting	71,225	71,225	142,450	142,450
	291,931	751,668	640,485	1,049,159

Loss from operations	(229,299)	(751,668)	(577,853)	(1,049,159)

Other income

Interest expense	(8,930)	(7,507)	(17,849)	(11,482)
Investment income	86	4,979	236	9,969

Net loss	$(238,143)	$(754,196)	$(595,466)	$(1,050,672)

Loss per common share
Basic and Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding
Basic and Diluted	48,173,206	46,296,500	47,633,507	46,296,500

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(595,466)	$(1,050,672)
Adjustments to reconcile net loss
to net cash used in
operating activities:
Depreciation expense	6,914	6,757
Loss on shipped inventory	-	481,414
Common stock issued for services	31,269	-
Fair value of warrants issued for consulting services	142,450	142,450
Change in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(11,300)	-
Inventory	12,404	(89,282)
Prepaid expenses	33,595	(11,438)
Vendor deposits	(23,265)	(18,323)
Increase (decrease) in:
Accounts payable and accrued expenses	94,324	(143,191)
Deferred revenue	(66,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(375,075)	(682,285)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(3,831)	(4,657)

NET CASH USED IN INVESTING ACTIVITIES	(3,831)	(4,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	200,000	-
Proceeds from issuance of common stock	143,000	-
Repayments of notes payable	(159,421)	-
Repayments to shareholder	-	(657)
Proceeds from shareholder loans	110,000	119,829

NET CASH PROVIDED FROM FINANCING ACTIVITIES	293,579	119,172

NET DECREASE IN CASH	(85,327)	(567,770)

CASH AT BEGINNING OF PERIOD	88,656	683,997

CASH AT END OF PERIOD	$3,329	$116,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-

Interest	$10,553	$4,222

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At June 30, 2008, the Company’s cash deposits did not exceed the FDIC insured limits.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At June 30, 2008, the Company held no cash equivalent securities.

Inventories

The Company accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	June 30	December 31
	2008	2007
Raw materials	$-0-	$-0-
Work in process	203,620	460,114
Finished goods	244,090	-0-

	$447,710	$460,114

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
JUNE 30, 2008
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

The following sets forth the computation of earnings per share.

	For the Period Ended
	June 30,
	2008		2007

Net loss	$	(595,466)		$(1,050,672)
Weighted average shares outstanding		47,633,507		46,296,500
Loss per share - basic and diluted	$	( .01)	$	( .02)

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

The Company’s common stock equivalents include the following:

	June 30,	December 31,
	2008	2007
Class A Warrants	2,800,000	3,000,000
Class B Warrants	958,500	958,500
Total common stock equivalents	3,758,500	3,958,500

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

On July 6, 2006 the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG. These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  On February 8, 2008, the Board of Directors extended the consulting and warrant agreement until May 13, 2010.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

  Share Based Payments (continued)

A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%. Six months consulting expense in the amount of $142,450 was attributed to the grant of these warrants during the period ended June 30, 2008. A reconciliation of these related warrants issued and outstanding at June 30, 2008 is as follows:

Warrants outstanding at December 31, 2007	3,000,000
Granted	-
Exercised/forfeited	200,000
Warrants outstanding at June 30, 2008	2,800,000

Warranties

Some of the Company’s product lines will be covered by an annual renewable warranty effective only with the purchase of the Company’s annual maintenance contract agreement. The Company expects the annual maintenance contract agreement fees will total 15% to 20% of the original purchase price of the products.

Revenue from periodic maintenance agreements shall be recognized ratably over the respective maintenance periods provided no significant obligations remain, and collectability of the related receivable is probable.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, " Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $5,014,309 at June 30, 2008, net losses in the period ended June 30, 2008 of $595,466 and cash used in operations during the period ended June 30, 2008 of $375,075. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 – INCOME TAXES

There was no income tax expense for the periods ended June 30, 2008 and 2007 due to the Company’s net losses.

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended June 30, 2008.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2008 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $326,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at June 30, 2008 earns 6% annual interest compounded quarterly, and is due on demand.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended June 30, 2008 and 2007 was $43,937 and $33,491 respectively.

The following is a schedule of future minimum lease payments required under the lease as of June 30, 2008:

Period Ending
June 30	Amount

2009	$69,222
2010	71,274
2011	68,152
2012	8,955
$217,603

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

NOTE 7 – SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1. The Company recorded stock based consulting expense of $142,450 for the period ending June 30, 2008.

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 Class B warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 and was declared effective on May 14, 2007.  On July, 18 2007, the Class B warrants’ contractual expiration date of November 13, 2007 has been extended to October 3, 2008 by decision of the board of directors.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
Common Stock Warrants

Stock warrant activity for the period ended June 30, 2008 is summarized as follows:

	Number of	Weighted average
	shares	exercise price

Outstanding at December 31, 2007	3,958,500	$1.50
Granted	-	-
Exercised	200,000	1.50

Outstanding at June 30, 2008	3,758,500	$1.50

The following table summarizes the Company's Class A and B stock warrants outstanding at June 30, 2008:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Exercise Price	Number	Life	Price

$1.00	800,000	1.90	$1.00
$1.50	1,000,000	1.90	$1.50
$2.00	1,000,000	1.90	$2.00
$1.50	958,500	.10	$1.50

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	June 30,	December 31,
	2008	2007

Office equipment	$50,705	$50,551
Furniture and fixtures	49,564	45,887
	100,269	96,438
Less accumulated depreciation	(43,605)	(36,691)

	$56,664	$59,747

Depreciation expense for period	$6,914	$13,594

NOTE 10 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $82,606 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 13.24% per annum and call for total minimum monthly installment payments of $3,057 as of June 30, 2008. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2008, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 11 – NOTE PAYABLE

On December 19, 2007, the Company borrowed $160,000 from a financial institution at a rate of 5.00% with a maturity date of June 15, 2008.  The note is secured by a personal guarantee of an officer and employee of the Company.  As of June 30, 2008 the balance outstanding was $579.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 12 – DEFERRED REVENUE

On April 20, 2007, VFA entered into an agreement with NASA to manufacture certain satellite components for $132,000.  As of June 30, 2008, the Company had received $120,700 in cash and has shipped all product to the customer per the agreement. In accordance with the Company’s revenue recognition policy (see note 1), the revenue has been recognized in full.

NOTE 13 – ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was $86,263 and $599 in 2008 and 2007, respectively.

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

As of June 30, 2008, the Company had sold 333,333 shares for $500,000.

NOTE 15 – STOCK COMPENSATION

On August 15, 2007, the Company issued 50,000 shares of restricted common stock to an independent contractor of the Company.  The Company is incurring a $242,500 expense based on the closing price of the stock on August 15, 2007.  The independent contractor will also receive an additional 25,000 restricted shares on August 1, 2008 and 2009, respectively, provided that the contractor is performing services for the Company on the given dates.

NOTE 16 – SUBSEQUENT EVENTS

Note Payable
On July 3, 2008, the Company entered into a Securities Purchase Agreement with MKM Opportunity Master Fund, LLC, pursuant to which the Company agreed to sell an 8% Senior Convertible Note with a principal amount of $500,000, which is convertible into shares of the Company’s common stock, par value $.001 per share, and a warrant to acquire up to an additional 1,000,000 shares of common stock.

The note matures on July 7, 2011, bears interest at a rate of 8% per annum and is convertible into shares of common stock at a conversion price of $0.50 per share, subject to adjustment.  The warrant is exercisable for shares of common stock at an exercise price of $1.61 per share, subject to adjustment, and contains a cashless exercise provision available if the shares of common stock underlying the warrant are not covered by an effective registration statement at any time following the six month anniversary of their issuance date. The warrant is exercisable for a period of seven years from the date of issuance of the warrant.  Additionally, the Company may pay interest in additional shares of common stock if certain conditions are met.

Common Stock Issuance
On July 3, 2008 the Company issued 666,667 shares of common stock to CTCEG pursuant to the price protection provision in the Standby Equity Agreement (see note 14). The price protection provision was triggered by the agreement with MKM Opportunity Master Fund, LLC (see note 16 - Note Payable).

On July 3, 2008, the Company issued 200,000 shares of common stock to CTCEG. The Company is incurring an expense of $330,000 as a consulting fee based on the closing price of the stock on July 3, 2008.

On July 14, 2008, the Company issued 1,500,000 shares of common stock to a third party for investment banking services. The Company is incurring an expense of $1,275,000 based on the closing price of the stock on July 14, 2008.

Warrant extension

On July 14, 2008 the Board of Directors of the Company extended the expiration of the Class B warrants from July 20, 2008 to October 3, 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following analysis of our consolidated financial condition and results of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report and in conjunction with our Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on March 28, 2008.

This Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below. These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Liquidity and Capital Resources

Between December 31, 2007 and June 30, 2008, our capital requirements have largely been met through sales of securities. We recorded $132,000 from a sale of a momentum wheel to NASA in May, 2008.  Until we are able to generate significant revenues from our core homeland security-related detection technologies, we anticipate being dependent on sales of securities to finance our ongoing capital requirements. The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years and had a net loss of $595,466 for the six months ended June 30, 2008. Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the six months ended June 30, 2008, we received cash of $120,700 from sales to customers and $343,000 from sales of our common stock.

For the year ended December 31, 2007, we received cash proceeds from debt financing of $160,000 and sales of our common stock of $914,000.

For the six months ended June 30, 2008, we issued 1,834,516 shares for investments. For the year ended December 31, 2007 we issued 659,333 shares for investments. Management anticipates that we will continue to issue shares for services in the short term.

We had 958,000 Class B warrants outstanding as of June 30, 2008, which, if all are exercised, will infuse an additional $1,437,000 in funds to the Company. As of June 30, 2008, 338,000 Class B warrants have been exercised netting $507,000 in proceeds to the Company. The Class B warrants' contractual expiration date of November 13, 2007 has been extended to October 3, 2008 by decision of the board of directors. We also have 2,800,000 Class A warrants outstanding, but at the current market price for our common stock, all of the Class A warrants can be exercised on a cashless exercise basis for which no funds will be received by the Company. The Class A warrants will expire on May 13, 2010. The Company does not control whether any warrants will be exercised.

Management intends to finance its 2008 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity financing, if available. Management expects revenues will be realized but not to the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,000,000 during the next 12 months to satisfy our cash requirements of approximately $83,333 per month. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We have insufficient financing commitments in place to meet our expected cash requirements for 2008 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2008, then we may be required to reduce our expenses and scale back our operations.

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 37 month non-cancelable operating lease, expiring August 2011 and December 2010, respectively. Base rent is $5,551 per month with an annual rent escalator of 3%. At December 31, 2007, future minimum payments for operating leases related to our office and manufacturing facilities were $217,603 through August 2011.

Our total current liabilities decreased to $591,842 at June 30, 2008 compared to $612,939 at December 31, 2007. Our total current liabilities at June 30, 2008 included accounts payable and accrued expenses of $222,705, note payable of $579, convertible debentures of $42,000 and a loan from shareholder of $326,558.

Results of Operations

The following discussions are based on the unaudited consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the three and six months’ ended June 30, 2008, and 2007, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS

	For the three months ending		For the six months ending
	June 30,		June 30,
	2008	2007	2008	2007

Gross Profit	$62,632	$-	$62,632	$-
Total operating expenses	291,931	751,668	640,485	1,049,159
Loss from operations	(229,299)	(751,668)	(557,853)	(1,049,159)
Total other income (expense)	(8,844)	(2,528)	(17,613)	(1,513)
Net income (loss)	(238,143)	(754,196)	(595,466)	(1,050,672)
Net income (loss) per share	$0.00	$(0.02)	$(0.01)	$(0.02)

Our operating expenses have generally increased from the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2008.  The major components of our operating expenses consist of selling and administrative expense and stock based consulting for the comparable reporting periods.  For the three months ended June 30, 2008 and June 30, 2007, our selling and administrative expenses were $220,706 and $199,029, respectively, while our stock based consulting expenses remained unchanged in both periods at $71,225.  For the six months ended June 30, 2008 and June 30, 2007, our selling and administrative expenses were $498,035 and $425,295, respectively, while our stock based consulting expenses remained unchanged in both periods at $142,450.

In the three months ended June 30, 2007, we took a loss on shipped inventory of $481,414 and had no revenues, while we had no shipped inventory loss and had revenue of $132,000 in the three months ended June 30, 2008.  We had no advertising expense in the six months ended June 30, 2007, while we had $86,000 in advertising expense in the six months ended June 30, 2008.  The advertising expense reflects the Company’s push to market its anti-terrorism products and its attempt to create brand recognition for its Company name.

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

The following chart provides a breakdown of our sales in 2008 and 2007.

	June 30,	December 31,
	2008	2007
Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	132,000	-
Valley Forge Imaging, Inc.	-	-
Valley Forge Imaging Technologies, Inc.	-	-
Totals per financial statements:	$132,000	$-

Our total operating expense was $640,485 for the six months ended June 30, 2008 and $1,998,412 for the year ended December 31, 2007.

Our average monthly cost of operations from January 2008 through June 2008 was $106,748. Excluding, a non-cash charge of $142,450 for stock based consulting, the monthly cost of operations from January 2008 through June 2008 was $83,006.

As of June 30, 2008, we have approximately $3,329 in cash remaining. Of this amount, $3,329 is available for use as payroll expense pursuant to the terms of the investment agreements entered into with purchasers of units in the Unit Offering.

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

Description of Critical Accounting Policies and Estimates, Going Concern, and Fair Value of Financial Instruments

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2008 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on these criteria.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 12,516 common shares to third parties as a retainer for investment banking and advertising services, sold 62,000 shares of common stock for $93,000 in cash to CTCEG pursuant to the Standby Equity Agreement and 1,560,000 shares of common stock for $50,000 in cash to CTCEG.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: August 14, 2008	By:	/s/ Louis J. Brothers Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)