Form 10-Q
period 2008-09-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2008-11-14
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2008
Common Stock, $.001 par value per share	52,015,349

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(1)

ASSETS

Current assets:
Cash	$601,313	$88,656
Accounts receivable	11,300	-
Inventory	670,078	460,114
Prepaid expenses	1,667	42,659
Deposits with vendors	21,000	222,735

Total current assets	1,305,358	814,164

Property and equipment, net	53,208	59,747

Other assets:
Security deposit	5,535	5,535
Loan fees, net of amortization of $7,157 and $0 at
September 30, 2008 and December 31, 2007	227,528	-

Total other assets	233,063	5,535

Total Assets	$1,591,629	$879,446

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$192,659	$128,381
Note payable	-	160,000
Deferred revenue	-	66,000
Convertible debenture	42,000	42,000
Due to shareholder	326,558	216,558

Total current liabilities	561,217	612,939

Long-term debt, net of debt discount of $1,108,174 and $0
at September 30, 2008 and December 31, 2007	41,826	-

Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 52,015,349 and 46,708,333 shares issued and outstanding at September 30, 2008 and December 31, 2007	52,015	46,956
Additional paid-in capital	10,942,527	4,638,394
Accumulated deficit	(10,005,956)	(4,418,843)

Total shareholders' equity	988,586	266,507

Total Liabilities and Shareholders' Equity	$1,591,629	$879,446

(1)	Derived from Audited Financial Statements

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ending		For the nine months ending
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$-	$-	$132,000	$-

Cost of sales	-	-	69,368	-

Gross Profit	-	-	62,632	-

Costs and expenses

Loss on shipped inventory	-	-	-	481,414
Selling and administrative expenses	3,359,478	563,508	3,857,512	988,793
Stock based consulting	1,571,223	71,225	1,713,673	213,675
	4,930,701	634,733	5,571,185	1,683,882

Loss from operations	(4,930,701)	(634,733)	(5,508,553)	(1,683,882)

Other income

Interest expense	(62,057)	(6,156)	(79,907)	(17,648)
Investment income	1,111	589	1,347	10,558

Net loss	$(4,991,647)	$(640,300)	$(5,587,113)	$(1,690,972)

Loss per common share
Basic and Diluted	$(0.10)	$(0.01)	$(0.11)	$(0.04)

Weighted Average Common Shares Outstanding
Basic and Diluted	51,038,175	46,481,469	48,776,680	46,359,188

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,587,113)	$(1,690,972)
Adjustments to reconcile net loss
to net cash used in
operating activities:
Depreciation and amortization expense	17,527	10,151
Amortization of debt discount	41,826
Loss on shipped inventory	-	481,414
Common stock issued for services	3,076,269	-
Fair value of warrants issued for consulting services	1,713,673	213,675
Stock based compensation	26,250	242,500
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(11,300)	-
Inventory	(209,964)	(89,282)
Prepaid expenses	40,992	(10,623)
Vendor deposits	201,735	(294,798)
Increase (decrease) in:
Accounts payable and accrued expenses	64,278	(141,676)
Deferred revenue	(66,000)	66,000

NET CASH USED IN OPERATING ACTIVITIES	(691,827)	(1,213,611)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(3,831)	(5,897)

NET CASH USED IN INVESTING ACTIVITIES	(3,831)	(5,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	200,000	-
Proceeds from issuance of common stock per standby equity agreement	93,000	-
Proceeds from issuance of common stock	50,000	542,750
Proceeds from long-term debt	915,315	-
Repayments of notes payable	(160,000)	-
Repayments to shareholder	-	(657)
Proceeds from shareholder loans	110,000	119,829

NET CASH PROVIDED FROM FINANCING ACTIVITIES	1,208,315	661,922

NET INCREASE (DECREASE) IN CASH	512,657	(557,586)

CASH AT BEGINNING OF PERIOD	88,656	683,997

CASH AT END OF PERIOD	$601,313	$126,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-

Interest	$10,553	$6,172

See the accompanying notes to the unaudited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At September 30, 2008, the Company’s cash deposits exceeded the FDIC insured limits by $373,626.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At September 30, 2008, the Company held no cash equivalent securities.

Inventories

The Company’s accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	September 30	December 31
	2008	2007
Raw materials	$-0-	$-0-
Work in process	200,988	460,114
Finished goods	469,090	-0-

	$670,078	$460,114

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

Loan Fees

Loan fees are stated at cost.  Amortization of loan fees is calculated using the straight-line method over the term of the loans.

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

Advertising

Advertising costs are expensed as incurred. As of September 30, 2008 and 2007, advertising was $88,313 and $599, respectively.

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

The following sets forth the computation of earnings per share.

	For the Period Ended
	September 30,
	2008		2007

Net loss	$	(5,587,113)		$(1,690,972)
Weighted average shares outstanding		48,776,680		46,359,188
Loss per share - basic and diluted	$	( .11)	$	( .04)

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

The Company’s common stock equivalents include the following:

	September 30,	December 31,
	2008	2007
Class A Warrants	2,800,000	3,000,000
Class B Warrants	958,500	958,500
Class C Warrants	1,000,000	-
Class D Warrants	1,857,146	-
Class E Warrants	2,500,000	-
Total common stock equivalents	9,115,646	3,958,500

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

On July 6, 2006 the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG. These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  On February 8, 2008, the Board of Directors extended the consulting and warranty agreement until May 13, 2010.  A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%.  Nine months consulting expense in the amount of $142,450 was attributed to the grant of these warrants through the period ended September 30, 2008. A reconciliation of these related warrants issued and outstanding at September 30, 2008 is as follows:

Class A warrants outstanding at December 31, 2007	3,000,000
Granted	-
Exercised/forfeited	(200,000)
Class A warrants outstanding at September 30, 2008	2,800,000

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning July 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on July 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on July 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements.  The Company is currently determining what impact the application of SFAS 157 on July 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of July 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 as of September 30, 2008, and the impact was not material.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not believe the acceptance of SFAS 159 has a material impact on the financial statements.

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

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

 NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $10,005,956 at September 30, 2008, net losses in the period ended September 30, 2008 of $5,587,113 and cash used in operations during the period ended September 30, 2008 of $691,827. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 – INCOME TAXES

There was no income tax expense for the periods ended September 30, 2008 and 2007 due to the Company’s net losses.

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended September 30, 2008.

NOTE 4 - RELATED PARTY TRANSACTIONS

At September 30, 2008 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $326,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at September 30, 2008 earns 6% annual interest compounded quarterly, and is due on demand.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended September 30, 2008 and 2007 was $68,905 and $50,524, respectively.

The following is a schedule of future minimum lease payments required under the lease as of September 30, 2008:

Period Ending
September 30	Amount

2009	$69,727
2010	71,792
2011	54,146

$195,665

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

NOTE 7 – SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1. The Company recorded stock based consulting expense of $142,450 for the period ending September 30, 2008.

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 Class B warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 and was declared effective on May 14, 2007.  On September 23, 2008, the Class B warrants’ contractual expiration date of November 13, 2007 has been extended to January 2, 2009 by decision of the board of directors.

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

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Series C Warrants (the "Warrants") to purchase up to 1,000,000 shares of the Company's common stock. The warrants are exercisable at an exercise price of 1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $40,639 to interest expense during the nine months ended September 30,2008.

On August 14, 2008 the Company granted 2,500,000 Class E warrants in connection with a consulting agreement to Daniel Katz.  These warrants granted in connection with the consulting agreement include the following provision:  2,500,000 warrants to purchase 2,500,000 shares at an exercise price of $0.90 per share for a period of three years.  $1,571,223 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.96; Strike prices of $0.90; Time to expiration (days) of 1,095; Expected volatility of 103.80%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72%. The Company recorded consulting expense of $1,571,223 in the period ended September 30, 2008.

On September 29, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM was also issued Series D Warrants (the "Warrants") to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of .75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $1,187 to interest expense during the nine months ended September 30, 2008.

Stock warrant activity for the period ended September 30, 2008 is summarized as follows:

	Number of	Weighted average
	shares	exercise price

Outstanding at December 31, 2007	3,958,500	$1.50
Granted	5,357,146	0.98
Exercised	(200,000)	(1.00)

Outstanding at September 30, 2008	9,115,646	$1.21

The following table summarizes the Company's Class A, B, C, D and E stock warrants outstanding at September 30, 2008:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Excercise Price	Number	Life	Price

$1.00	800,000	1.65	$1.00
$1.50	1,000,000	1.65	$1.50
$2.00	1,000,000	1.65	$2.00
$1.50	958,500	0.25	$1.50
$1.61	1,000,000	6.75	$1.61
$0.75	1,857,146	7.00	$0.75
$0.90	2,500,000	2.95	$0.90

NOTE 8- REGISTRATION RIGHTS AGREEMENT

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

NOTE 9 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	Estimated	September 30,	December 31,
	Life	2008	2007

Office equipment	5 years	$50,705	$50,551
Furniture and fixtures	7 years	49,564	45,887
		100,269	96,438
Less accumulated depreciation		(47,061)	(36,691)

		$53,208	$59,747

Depreciation expense for the months ending September 30, 2008 and 2007 was $10,370 and $10,151, respectively.

NOTE 10 – LOAN FEES

	September 30,	December 31,
	2008	2007

Loan fees	$234,685	$-
Less accumulated amortization	(7,157)	-

	$227,528	$-

Amortization for the nine months ending September 30, 2008 and 2007 was $7,157 and $-0-, respectively.

Loan fees are being amortized over the terms of the loans which are 36 months.

NOTE 11 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $86,361 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 13.24% per annum and call for total minimum monthly installment payments of $2,543 as of September 30, 2008. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2008, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 12 – NOTES PAYABLE

On December 19, 2007, the Company borrowed $160,000 from a financial institution at a rate of 5.00% with a maturity date of June 15, 2008.  The note was secured by a personal guarantee of an officer and employee of the Company. As of September 30, 2008 the balance outstanding was $-0-.

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Series C Warrants (the "Warrants") to purchase up to 1,000,000 shares of the Company's common stock. The warrants are exercisable at an exercise price of 1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $40,639 to interest expense during the nine months ended September 30, 2008.

On September 29, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC an unaffiliated accredited institutional investor. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM was also issued Series D Warrants (the "Warrants") to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of .75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $1,187 to interest expense during the nine months ended September 30, 2008.

The promissory notes are as follows:

	September 30,	December 31,
	2008	2007

Notes payable	$1,150,000	$160,000
Less: principal payments	-	-
Notes payable outstanding at September 30, 2008 and December 31, 2007	1,150,000	160,000
Less: unamortized discount on notes payable	(1,108,174)	-
Notes payable, net	41,826	160,000
Less current portion	-	(160,000)
Notes payable, net of discount of $1,108,174, less current portion	$41,826	$-

NOTE 13 – DEFERRED REVENUE

On April 20, 2007, VFA entered into an agreement with NASA to manufacture certain satellite components for $132,000.  As of September 30, 2008, the Company had received $120,700 in cash and recorded accounts receivable of $11,300 for revenue of $132,000 and in accordance with the Company’s revenue recognition policy (see note 1), the revenue has been recognized because goods have been received by the customer.

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

As of September 30, 2008, the Company had sold 333,333 shares for $500,000.

NOTE 15– STOCK COMPENSATION

On August 15, 2007, the Board of Directors of the Company issued 50,000 shares of restricted common stock to an employee of the Company.  The Company incurred a $242,500 expense based on the closing price of the stock on August 15, 2007.

On August 1, 2008, the Board of Directors of the Company issued 25,000 shares of restricted common stock to an employee of the Company.  The Company incurred a $26,250 expense based on the closing price of the stock on August 1, 2008.

The employee will also receive an additional 25,000 restricted shares on August 1, 2009, provided that the employee is performing services for the Company on the given date.

NOTE 16 – SUBSEQUENT EVENTS

Common Stock Rescission

On November 12, 2008, the Company's Board of Directors authorized the recission of a transactions involving 866,667 shares of common stock issued to Coast to Coast Equity Group. Coast to Coast Equity Group approved the recission following  subsequent review of the price protection mechanism that triggered the issuances in July 2008. This recission has no impact on the Statement of Operations or Shareholders’ Equity.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following analysis of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report and in conjunction with our Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on March 28, 2008.

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

Liquidity and Capital Resources

Between December 31, 2007 and September 30, 2008, our capital requirements have largely been met through sales of securities. We recorded $132,000 from a sale of a momentum wheel to NASA in May, 2008.  Until we are able to generate significant revenues from our core homeland security-related detection technologies, we anticipate being dependent on sales of securities to finance our ongoing capital requirements. The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years and had a net loss of $5,587,113 for the nine months ended September 30, 2008. Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the nine months ended September 30, 2008 we received cash proceeds of $120,700 from revenues, $343,000 from sales of our common stock and $1,260,000 in debt financing.

For the year ended December 31, 2007, we received cash proceeds from debt financing of $160,000 and sales of our common stock of $914,000.

For the nine months ended September 30, 2008 we issued 3,237,516 shares and 2,500,000 warrants for services. For the year ended December 31, 2007 we issued 659,333 shares for services. Management anticipates that we will continue to issue shares for services in the short term.

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

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 37 month non-cancelable operating lease, expiring August 2011 and December 2010, respectively. Base rent is $5,807 per month with an annual rent escalator of 3%. At December 31, 2007, future minimum payments for operating leases related to our office and manufacturing facilities were $195,666 through August 2011.

Our total current liabilities decreased to $561,217 at September 30, 2008 compared to $612,939 at December 31, 2007. Our total current liabilities at September 30, 2008 included accounts payable and accrued expenses of $192,659, convertible debentures of $42,000 and a loan from shareholder of $326,558.

Results of Operations

The following discussions are based on the unaudited consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the three and nine months’ ended September 30, 2008, and 2007, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Gross Profit	$-	$-	$62,632	$-
Total operating Expenses	4,930,701	634,733	5,571,185	1,683,882
Loss from operations	(4,930,701)	(634,733)	(5,508,553)	(1,683,882)
Total other income (expense)	(60,946)	(5,567)	(78,560)	(7,090)
Net income (loss)	(4,991,647)	(640,300)	(5,587,113)	(1,690,972)
Net income (loss) per share	$(0.10)	$(0.01)	$(0.11)	$(0.04)

Our operating expenses have generally increased from the three and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2008.  The major components of our operating expenses consist of selling and administrative expense and stock based consulting for the comparable reporting periods.  For the three months ended September 30, 2008 and September 30, 2007, our selling and administrative expenses were $3,359,478 and $563,508, respectively, while our stock based consulting expenses were $1,571,223 and $71,225, respectively.  For the nine months ended September 30, 2008 and September 30, 2007, our selling and administrative expenses were $3,857,512 and $988,793, respectively, while our stock based consulting expenses were $1,713,673 and $213,675, respectively.

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

The following chart provides a breakdown of our sales in 2008 and 2007.

	September 30,	December 31,
	2008	2007
		-
Valley Forge Detection Systems, Inc.	-	-
Valley Forge Aerospace, Inc.	132,000	-
Valley Forge Imaging, Inc.	-	-
Valley Forge Imaging Technologies, inc.	-	-
Totals per financial statements:	132,000	-

Our total operating expense was $5,571,185 for the nine months ended September 30, 2008 and $1,998,412 for the year ended December 31, 2007.

Our average monthly cost of operations from January 2008 through September 2008 was $619,021. Excluding, non-cash charges of $1,713,673 for stock based consulting, $3,076,269 for issuances of common stock for services, and $26,250 in stock based compensation, the monthly cost of operations from January 2008 through September 2008 was $83,910.

As of September 30, 2008, we have approximately $601,313 in cash remaining. Of this amount, $601,313 is available for use as payroll expense pursuant to the terms of the investment agreements entered into with purchasers of units in the Unit Offering.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for seven months, at which time we will have to obtain additional capital funding. Thus, our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from sales of the ODIN ULDRIS unit; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources. While the receipt of purchase orders for the THOR will dictate our initial production needs, the timing of the government approval process is largely out of our control. Likewise, we have just begun to market the ODIN ULDRIS system and do not have a forecast of how long it may take to realize revenues from any sales of such units.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2008 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on these criteria.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2008, we issued 62,000 shares of common stock for $93,000 in cash to Coast To Coast Equity Group pursuant to the Standby Equity Agreement.  On January 28, 2008, we issued 10,000 shares of common stock to a third party as a retainer for investment banking services.  On February 25, 2008, we issued 200,000 shares of common stock for $200,000 pursuant to the exercise of 200,000 Class A warrants.  On March 20, 2008, we issued 2,516 shares of common stock to a third party for advertising services.  On May 6, 2008, we issued 1,560,000 shares of common stock for $50,000 in cash to Coast To Coast Equity Group.  On July 3, 2008 we issued 200,000 shares of common stock to Coast To Coast Equity Group for consulting services.  On July 14, 2008, we issued 1,500,000 shares of common stock for consulting services to a third party.  On August 1, 2008, we issued 25,000 shares of common stock to an employee as compensation.  On August 14, 2008, we issued 1,500,000 shares of common stock to a third party for consulting services.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: November 14, 2008	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)