Form 10-K
period 2008-12-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2009-04-15
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	20-3061892
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

50 East River Center Blvd., Suite 820, Covington, KY	41011
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (859) 581-5111

Securities to be registered under Section 12(b) of the Act:   None

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        [  ] Yes    [ X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     [  ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [   ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 30, 2009 was $3,597,587.

The number of shares outstanding of the issuer’s common stock as of latest practicable date was 51,415,349 shares.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Valley Forge Composite Technologies, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1.  BUSINESS.

General Lines of Business

Since its inception in November 1996, VLYF has positioned itself to develop and acquire advanced technologies.  Between 1996 and approximately 2003, the Company won numerous contracts to produce various mechanical devices for special aerospace projects.  Historically, all of the Company’s revenues have been derived from such projects, and this continues to be true through the filing date of this Form 10-K.

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

VLYF is also actively engaged in the electronic components business.  We manufacture prototype mechanical and electronic devices to customer specifications.  The Company has been engaged in this business in excess of eight years.  Our recent manufacturing activities have involved the development of bearings and star cameras for aerospace applications.  Although this is an established business segment, the Company’s primary focus remains with the development of counter-terrorism products.

THOR

At present, and for the last six years, the Company has focused on the acquisition of the rights to manufacture and distribute THOR in the United States and to certain other countries and to develop THOR.  THOR is based on a high energy miniature particle accelerator.  THOR creates photo nuclear reactions in carbon and nitrogen isotopes present in modern explosive devices as well as in oxygen present in narcotics.  The reactions follow a predictable determined pattern or chemical signature that can be used to identify the substance.  THOR can also be enhanced with a fast neutron detector in order to detect fissile material.

To the best of the Company’s knowledge, no existing device can effectively screen for explosives, drugs, micro organisms and nuclear materials, such as plutonium and weapons grade uranium. The Company’s partners for the development of next generation Explosives Detection Systems (“EDS”) are the Lawrence Livermore National Laboratory (“LLNL”), which has been designated the “Center of Excellence” for EDS technologies, and the P. N. Lebedev Physical Institute (“LPI”), the premiere physics laboratory in the Russian Federation, which has developed THOR, a device that clearly exceeds current requirements for screening of explosives and is the only system of its kind.

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

Research and Development

The Company was previously awarded a $1.8 million grant from U.S. Department of Energy (DOE) for continued research, design, and production of the first THOR unit.  The grant funds were allocated to the LLNL and have been reflected in the Company's financial statements as research and development costs.  The Company has contributed research and development expenses to facilitate the commercialization of THOR.  These expenses are set forth in the Company’s financial statements in this Form 10-K.

The technology used to manufacture the THOR units is made possible through an exclusive rights agreement with the P.N. Lebedev Physical Institute of the Russian Academy of Sciences.  Production equipment for initial accelerator detector complex (ADC) units, the heart of our detection systems, is in place and operational, and a prototype unit has been designed.

The THOR technology is still under review by the LLNL, but the project completion awaits only the receipt from LPI of final payment of grant funding and LPI’s release to LLNL of its final progress report.  Since THOR represents a new technology, there are no available standards by which to evaluate its safe operation.  Meanwhile, the Company has been working to create such standards for DOE’s use, but there is no set timetable when such standards may be enacted.  The Company will need DOE approval of THOR’s compliance with the newly written standards and possibly Transportation Safety Administration approval before THOR can be commercially developed for use at airports in the United States of

America.  However, such approvals are not required for the Company to build and sell THOR units to other U.S. customers abroad or foreign buyers, but U.S. Department of State approval will be required to sell a unit to a foreign buyer.

Delay in Development

Projected completion of THOR has been delayed a total of more than two years due to factors beyond our control.  As the U.S. commercial development partner in the agreement between LLNL and LPI, we are subject to delays caused by unforeseeable bureaucratic events in two countries, and we are usually the last to receive notice of delays.  Cumulative delays have been a function of LLNL’s failure to pay timely LPI for its work progress, resulting in work stoppage by LPI.  We learned recently that LLNL had failed to pay LPI for a period of over one year due to an internal reorganization at LLNL.  Final payment to LPI is currently delayed due to governmental issues internal to the Russian Federation, but such issues are anticipated to be soon resolved.

Raw Material Sources and Availability

THOR materials and parts can be manufactured to the Company’s specifications on an as needed basis from a variety of sources in the United States of America.  Accordingly, the Company does not expect to encounter problems in acquiring the commercial quantities of components required to build THOR.

Homeland Security

The Company expects that design and manufacture of homeland security and anti-terrorism systems will grow to become the major component of the Company’s business over the next five years as the U. S. Department of Homeland Security and the United States Military launch and ramp up efforts to protect ports, rail, truck, and airline cargo, high value assets, and ships from terrorists.  The THOR technology is designed to detect all typical chemical, nuclear, and bio weapon threats to these strategic interests.

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

The likely market for THOR includes:

· Ports, cargo hubs, and rail yards
· World-wide express cargo facilities
· United States postal facilities
· United States border crossings
· United States military field applications
· World-wide markets; and
· Technology licensing opportunities.

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

Typical high energy particle accelerators are generally the size of a warehouse.  Russian scientists, through decades of dedicated research, have developed a miniature particle accelerator the size of a small table top.  The special performance of this machine cannot be stressed enough.  It takes focused energy to penetrate 8 feet through a cargo container and to return a discernable signal.  To the Company’s knowledge, only the Company’s EDS system can generate the necessary power levels and generate the necessary return signals to accurately determine the amount and composition of explosives, drugs or other illicit material.  Rather than using weak X-ray sources or low level gamma energies created by radioactive isotopes, the Company utilizes its miniature particle accelerator to create high energy gamma rays capable of penetrating any barrier and detecting explosives, unlike any other available device.  As a comparison, typical EDS machines operate at 0.5 to 1.5 million electron volts (MeV). The Company’s THOR generates 55 MeV.

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

Research and Development Cost Estimate

The Company estimates that during 2008, 2007, and 2006 it incurred $0, $0, and $600,000, respectively, on research and development activities.

Costs and Effects of Compliance with Environmental Laws

The Company has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

Environmental Impact

Food and other objects scanned with the THOR prototype have returned to below background radiation levels within approximately fifteen minutes.  No long term effects were evidenced.

ODIN-ULDRIS

ODIN-ULDRIS is a Russian technology that is used as the airport passenger weapons scanning system in several airports in Russia.  The Company believes the technology is more accurate than any system in use in the United States (articles hidden inside or on the backside of a passenger are detected in a single scan with near medical quality imaging), is faster (each passenger is scanned in five seconds), and is less inconvenient (passengers do not need to remove clothing or shoes).  Between approximately April 2007 and February 2008, the Company developed a prototype of ODIN for employment at U.S. airports and passenger terminals.  In February 2008 ODIN passed independent radiation examination by the Radiation Safety Academy and is certified as ANSI/NIST compliant.  Compliance with ANSI/NIST standards means that ODIN is classified as “uncontrolled” and can be sold domestically and internationally without additional TSA or Department of Energy permission.  All results for operator, cabinet leakage, bystander exposure, and person being examined were well below U.S. Government guidelines and standards.

Raw Material Sources and Availability

Most ODIN materials and parts are available on an as needed basis from a variety of sources in the United States of America and Western Europe Accordingly, the Company does not expect to encounter problems in acquiring the commercial quantities of components required to maintain ODIN.

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

Major Customer Dependency and Competition

The Company believes that the ODIN is the best available personnel screening device.  ODIN is more accurate and more efficient than any known competitor’s product.  However, the Company has not made its first sale; so there is no way to estimate customer dependency at this time.  Also we compete with many established systems for which the owners may not be willing or may be unable to justify incurring the significant per unit expense to replace their existing screening technology.  Further, our competition is often from large or well-financed domestic manufacturers able to spend large amounts of funds on advertising, and having established sales forces with existing clientele.  Therefore, we expect to have significant domestic competition.  We have, however, focused our marketing efforts abroad where domestic U.S. manufacturers are not as well accepted and where European manufactured systems such as ODIN may have easier acceptance.

We do have competition internationally.  ODIN is manufactured in Russia.  A Chinese company is licensed by the manufacturer to sell a version of ODIN in China.  We do not believe that the Chinese company represents a competitive threat because we do not anticipate marketing ODIN in the Russian Federation or China.  The ODIN manufacturer is a potential threat to our international sales because it has competed with us directly.  However, potential international buyers have indicated to us that they prefer to buy from an American company; we offer better technical support and a warranty, and our prototype unit is a better product overall than the version marketed by the manufacturer.

Distribution of ODIN

The Company intends to sell ODIN through direct sales means in Eurasia and India, but sales are anticipated to be made through unaffiliated dealers in the Middle East.  The Company’s three-year  reseller agreement with Advanced Technology Development, Inc. (“ATD”), dated April 30, 2007, which granted the Company a three-year exclusive license to sell ODIN in the United States, Canada, Iraq, Jordan, Saudi Arabia, Yemen, Libya, Morocco, Kuwait, United Arab Emirates, Bahrain, Qatar, Lebanon, Oman, and Egypt, was terminated by ATD in January 2009. However, after the reporting period, on February 1, 2009, the Company entered into an exclusive three-year distribution agreement with a company in Saudi Arabia.

Effect of Existing or Probable Government Regulations

There is no effect on the Company's potential sales arising from government regulations, and the Company does not anticipate any change to this in the future.

Research and Development Cost Estimate

The Company estimates that during 2008 it incurred $226,769 on research and development activities.

Costs and Effects of Compliance with Environmental Laws

The Company has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

Environmental Impact

No environmental impact has been identified.

Employees

The Company has four employees, of which two are executive managers; one is an administrator, and one is a salesman.  Louis J. Brothers is the Company’s only full-time managerial employee.  Larry K. Wilhide, an officer and a director, is a part-time employee.  Rosemary A. Brothers, the wife of Louis J. Brothers, is currently the Company’s only administrative employee. The Company has a fourth home-based employee who concentrates on sales of products.

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

As a result of the share exchange, Quetzal’s status as a shell corporation ceased, and the consolidated company’s business was that of the Pennsylvania subsidiary.  Simultaneously with the share exchange, the sole director of Quetzal resigned, and the Pennsylvania corporation’s management assumed control of Quetzal. Also on July 6, 2006, Quetzal changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation.  (Hereafter, in this Form 10-K, the consolidated operations of the parent and subsidiary will be referred to as the “Company” or “VLYF”).  The Company has not materially reclassified, merged, consolidated, purchased or sold any significant amount of assets other than in the ordinary course of business, and the Company has not been the subject of any bankruptcy, receivership or similar proceedings.

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

·	Because the Company had a net loss from operations of $1,643,502 and $1,998,412 for the years ended December 31, 2008 and December 31, 2007, respectively, we face a risk of insolvency.
·	The Company has never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.
·

Because we have no significant sales history and are substantially dependent on a major contractor to generate future sales, our future is uncertain if our relationship with that major contractor fails.

·

The auditors’ reports for our December 31, 2008, December 31, 2007 and December 31, 2006 financial statements include additional paragraphs that identify conditions which raise substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

·	The Company had no sales revenues in 2005 and 2007.

Risks Related to the Company’s Business

There is substantial doubt about the Company’s ability to continue as a going concern due to insufficient revenues to cover our operating costs.

Our independent auditors included a going concern paragraph in their reports issued in connection with their audits of our December 31, 2008, December 31, 2007 and 2006 financial statements.  The auditors noted in their reports that the Company has suffered recurring losses from operations.  The Company had accumulated deficits of $6,267,598 and $4,418,843 as of December 31, 2008 and December 31, 2007, respectively.  The Company had working capital of $148,258 and $201,225 at December 31, 2008 and December 31, 2007, respectively, largely due to proceeds received from a private offering of its securities.  These factors raise substantial doubt about our ability to continue as a going concern.

We incurred a net loss for the year end results for December 31, 2008 and December 31, 2007.  To the extent that we do not generate revenue from the sale of THOR or ODIN units, then the Company may not have the ability to continue as a going concern.  The financial statements which accompany this report do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on agencies of the U.S. Government and the Lawrence Livermore National Laboratory to timely fund the development of our THOR technology. We are also dependent on the P. N. Lebedev Physical Institute to release the THOR prototype unit in their possession. This has resulted in significant delay in the introduction of the THOR technology to the marketplace. Delays beyond our control have also negatively impacted our ability to project when the THOR project will be completed.

The centerpiece of our homeland security technology product line is THOR. We believed in 2006 that necessary federal government testing and approvals would be completed before year end 2006.  Our projections were optimistic, but we perceived no reason for delay in obtaining approvals.  In hindsight, we were naïve, because the government review process is entirely out of our control.

The federal government’s approval process for THOR depends on the Livermore Lab’s timely payment to LPI to complete research reports.  We have learned that LPI has stopped work on more than one occasion due to the failure of the Livermore Lab to pay them.  However, we are not privy to when payments are made or when a work stoppage has occurred in Russia. At present, we understand that LPI is owed a mere $20,000 from the original $1.8 million in grant money allocated for the THOR project.  We have not been assured when the final payment will be made.

Completion of THOR depends on the Lawrence Livermore National Laboratory releasing funds on a timely basis to the Russian counter-part of the development team, LPI. Once the final research report is released by LPI to the Livermore Lab, we expect that the Livermore Lab will conclude the THOR project. Approval by the U.S. Department of Homeland Security is anticipated, but cannot be guaranteed, to follow immediately thereafter.

Our inability to know when a delay in research or payment has occurred or is occurring has hindered our ability to predict with accuracy when the project will be completed.  On more than one occasion we have received incorrect information and have believed that payments were being made automatically only to learn months later that LPI had stopped work for non-payment.  Thus, investors should be concerned that until the completion of the THOR project has been announced they cannot rely entirely on management’s information about when the project should be completed.

The reason that Livermore Lab and not the Department of Homeland Security is the primary approving authority in the United States is because the gamma ray technology used in THOR is regulated primarily by the Department of Energy of which the Livermore Lab is a part. Once the Department of Energy concludes the THOR project, we anticipate that the Department of Homeland Security will authorize THOR for sale to institutions that it closely regulates, such as airports, ports, and border crossings.

The sales and production of our ODIN personnel screening technology are dependent on the approvals of foreign governments, which are out of our control.

The Company’s prototype personnel screening device is being marketed for sale in foreign countries, particularly in the Middle East, Asia Minor, and India.  Obtaining the permission of foreign governments has been challenging and slow.  Certain countries in the Middle East prohibit non-Muslims from doing business directly with their governments, and we are required to negotiate with government-authorized middle men. This adds an additional layer of bureaucracy that we must penetrate in order to sell our products. Middle men also will resell ODIN units at a price higher than we would charge for direct sales, making ODIN less competitive on a price basis to other screening products.

Due to personal privacy concerns, in its current version, ODIN will not be saleable in the United States and perhaps other countries.

Although we believe ODIN to be a best of breed technology, and having passed United States radiation safety tests, personal privacy issues prevent us from selling the current prototype ODIN in the United States and perhaps other countries. This is because the prototype ODIN provides a near medical quality image that reveals the contours of the person being scanned.  Without software modification, ODIN will not be saleable in the United States and perhaps other countries that share its citizens’ personal privacy concerns.  At this time, we have no intention of modifying the current prototype ODIN to meet personal privacy concerns, although we may do so in the future.

Delays in the introduction of THOR and ODIN may have significantly impacted our ability to compete for market share for these technologies.

Because we have not sold any THOR or ODIN units, other vendors of less sophisticated but competing screening technologies may be selling their products and limiting our potential market share. Due to budgetary concerns or other factors, such customers may not be interested in purchasing THOR or ODIN units when they become available until their existing units are retired. This will hurt our ability to penetrate the screening technology market when we are ready to do so.

Because we do not have an exclusive license to develop or market or distribute ODIN, we compete against the manufacturer and possibly other competitors who may have ODIN units and may be redeveloping them for commercial use.

The manufacturer of ODIN is in Russia. To our knowledge, no other person or entity outside of Russia or China possesses an ODIN unit or possesses an exclusive license to develop or distribute ODIN in any geographic region other than the Russian Federation or China. Nevertheless, it is possible that potential competitors could acquire and develop an ODIN unit and compete against us. We have encountered one instance where the ODIN manufacturer directly competed with us for an ODIN purchase and sale contract.

.

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

We are a small company with a few employees and are dependent on the services of Louis J. Brothers, our president, and Larry K. Wilhide, our vice-president.  Messrs. Brothers and Wilhide are equal shareholders and their combined voting rights are equal to 75.6% of our outstanding common stock.  We do not have employment agreements with them, and losing either of their services would likely have an adverse effect on our ability to conduct business.  Messrs. Brothers and Wilhide serve as Officers and Directors of the Company.  Messrs. Brothers and Wilhide are our founders.  Both men have contributed to the survival and growth of the Company for eleven years.  Mr. Brothers’ government and scientific contacts are essential to the Company’s ability to diversify its product line, including our ability to license, develop, and market future additional products unrelated to the THOR technology.  Mr. Wilhide’s engineering and drafting capabilities are essential to our ability to manufacture the technology that we license.  Therefore, there is a risk that if either Mr. Brothers or Mr. Wilhide left the Company, there is no guarantee that we could survive.

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

Under the “SAFETY Act” provisions of The Homeland Security Act of 2002, the federal government provides liability limitations and the “government contractor” defense applies if the Department of Homeland Security “designates” or “certifies” technologies or products as “qualified anti-terrorism technologies,” and if certain other conditions apply.  We may seek to qualify some or all of our products and technologies under the SAFETY Act’s provisions in order to obtain such liability protections, but there is no guarantee that the U.S. Department of Homeland Security will designate or certify our products and technologies as a qualified anti-terrorism technology.  To the extent we sell products not designated as qualified anti-terrorism technology, we will not be entitled to the benefit of the SAFETY Act’s cap on tort liability or U.S. government indemnification.  Any indemnification that the U.S. government may provide may not cover certain potential claims.

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

The stock markets generally, and the Over-The-Counter (“OTC”) Bulletin Board in particular, have experienced extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of a particular company.  These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate or international currency fluctuations, may adversely affect the market for the common stock of the company.  In the past, class action litigation has often been brought against companies after periods of volatility in the market price of their securities.  If such a class action suit is brought against the Company, it could result in substantial costs and a diversion of management’s attention and resources, which would hurt business operations.

Our stock value is dependent on our ability to generate net cash flows.

A large portion of any potential return on our common stock will be dependent on our ability to generate net cash flows.  If we cannot operate our business at a net profit, there will be no return on shareholders’ equity, and this could result in a loss of share value.  No assurance can be given that we will be able to operate at a net profit now or in the future.

Our common stock value may decline after the exercise of warrants or from the Company’s future capital raising events.

As of December 31, 2008, there are 2,800,000 Class A warrants, 958,500 Class B warrants, 1,000,000 Class C warrants, and 1,857,146 Class D warrants outstanding that remain unexercised..  It is our belief that warrant holders will begin to exercise their warrants and sell their underlying shares when the Company begins selling its ODIN units or when the Company obtains its final approval and certification from the U.S. Department of State to manufacture and sell the THOR LVX in the United States and abroad, or when the Company receives its first contract to purchase THOR LVX units, or other factors may trigger warrant exercises, provided that the price of our common stock exceeds the strike price on outstanding warrants.  Regardless of the conditions or events that trigger the exercise of the warrants, if a large warrant exercise event occurs, there will certainly be an increase in supply of our common stock available and a corresponding downward pressure on our stock price.  The sales may also make it more difficult for the Company or its investors to sell current securities in the future at a time and price that the Company or its current investors deem acceptable or even to sell such securities at all.  The risk factors discussed in this “Risk Factors” section may significantly affect the market price of our stock.  A low price of our stock may result in many brokerage firms declining to deal in our stock.  Even if a buyer finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of this stock as collateral for loans.  Thus, investors may be unable to sell or otherwise realize the value of their investments in our securities.

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

In our circumstances, the provision of a large number of common shares to be issued upon the exercise of warrants or sold outright by existing shareholders has the potential to cause a significant downward pressure on the price of common stock, such as ours.  This would be especially true if the shares being placed into the market exceeds the market’s ability to take up the increased number of shares or if the Company has not performed in such a manner to encourage additional investment in the market place.  Such events could place further downward pressure on the price of the common stock.  As a result of the number of shares that could be made available on the market, an opportunity exists for short sellers and others to contribute to the future decline of our stock price.  Persons engaged in short-sales first sell shares that they do not own and, thereafter, purchase shares to cover their previous sales.  To the extent the stock price declines between the time the person sells the shares and subsequently purchases the shares, the person engaging in short-sales will profit from the transaction, and the greater the decline in the stock price the greater the profit to the person engaging in such short-sales.  If there are significant short-sales of our stock, the price decline that would result from this activity will cause our share price to decline even further, which could cause any existing shareholders of our stock to sell their shares creating additional downward pressure on the price of the shares.  It is not possible to predict how much the share price may decline should a short sale occur.  In the case of some companies that have been subjected to short-sales the stock price has dropped to near zero.  This could happen to our securities.

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

Potential investors should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  These patterns include:

·	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
·	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
·	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
·	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
·

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

Only our common stock is traded in the over-the-counter market.  We are not aware of any over-the-counter market for our warrants, although a private sale of our warrants has occurred.  Purchasers of a Class A or Class B warrant may not be able to resell the warrant before it expires.  The six-month lifetime of our Class B warrants has been extended by the Company to April 4, 2009, and Class A warrants have a lifetime of two (2) years from May 13, 2010, the date that the Form SB-2 registration statement in which they were registered was declared effective by the SEC.  There is no guarantee that the Company will extend the expiration of either the Class A or Class B warrants.  In the event a warrant is acquired by a new purchaser, that purchaser may not be able to resell the warrant, and, if the purchaser does not exercise the warrant before the expiration date then in effect, the purchaser will suffer a complete capital loss of his or her entire investment in the warrant.

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

ITEM 1A.  RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company does not own or lease a manufacturing facility for production of THOR.  The Company intends to build at least one assembly facility in the United States.  The Company has located several suitable sites; however, negotiations for a lease and facility construction have ceased pending receipt of required U.S. Government approval.

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

ITEM 3.  LEGAL PROCEEDINGS.

On March 18, 2008, the Company filed suit in the U.S. District Court for the Eastern District of Kentucky against National Concept Licensing, Inc., Marvin Moore, Cindy L. Seide, and Richard S. Gold, jointly and severally, seeking the recovery of $105,000 in funds paid to the defendants to produce a television commercial and to obtain suitable time slots for a national television advertising campaign.  The services promised by the defendants were not delivered.  The Company seeks, in addition to the $105,000 paid to the defendants, special or consequential damages, costs, pre-judgment interest, attorneys’ fees, and such other and further relief that the court deems just and proper. The suit is pending.

On August 29, 2008, the Company filed suit in Kenton Circuit Court, Covington, Kentucky, against Randall and Mary Katherine Broadright, two former employees of the Company.  The suit sought injunctive relief for the return of proprietary Company property and the prevention of sale of the defendants’ Company stock and for compensatory damages. The defendants removed the suit to the U.S. District Court for the Eastern District of Kentucky and filed a counter-claim against the Company for back pay and damages for the refusal of the Company to release their Company common stock.  The case settled after the reporting period in March 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of securities holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The Company received $1,296,500 in proceeds between August 2006 and November 2006 from the exempt offering of units.  The unit offering agreements contained use of proceeds restrictions, with a minimum of 80% being mandated for working capital and up to 20% being allowable for salary expense.  The Company used the proceeds during 2006 and 2007 as required by the limitations contained in the unit purchase agreements.  As of December 31, 2008, 338,000 Class B warrants have been exercised netting $507,000 in proceeds to the Company, which were applied with the same 80/20 working capital/salary expense limitation provided in the investor agreements.

Common Stock

On July 20, 2007, the Company's common stock began trading on the OTC Bulletin Board under the symbol "VLYF".

We have 59 shareholders of record.  The Company has one class of common stock, $0.001 par value per share, and has 100,000,000 authorized shares.  There were 52,882,016 shares of common stock issued but 51,415,349 shares outstanding at December 31, 2008 due to a cancellation of shares.  The common stock holds voting rights of one vote per share, is entitled to dividends when and if declared out of funds legally available therefor, but has no preemptive rights.  In each of the two most recent fiscal years we did not issue or declare any dividends, and we did not issue any securities under an equity compensation plan.

During 2008 and 2007, in each quarterly period the high and low price per share transacted on the OTC Bulletin Board of our common stock was:

FOURTH QUARTER 2008
Date	BID	HIGH/LOW †
11/03/08	$0.60	LOW BID
11/24/08	0.12	HIGH BID
THIRD QUARTER 2008
Date	BID	HIGH/LOW †
07/30/07	$1.85	HIGH BID
07/07/08	0.25	LOW BID
SECOND QUARTER 2008
Date	BID	HIGH/LOW †
04/14/08	$3.20	HIGH BID
06/30/08	1.50	LOW BID
FIRST QUARTER 2008
Date	BID	HIGH/LOW †
03/03/08	$5.40	HIGH BID
01/22/08	2.25	LOW BID
FOURTH QUARTER 2007
Date	BID	HIGH/LOW *
12/27/07	$2.41	LOW BID
11/13/07	5.95	HIGH BID
THIRD QUARTER 2007
Date	BID	HIGH/LOW *
07/30/07	$13.50	HIGH BID
07/20/07	2.00	LOW BID

Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

†Source: www.finance.yahoo.com

*Source: Track Data Corporation, Level II

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and righs	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	10,000,000
Total	-	-	10,000,000

Recent Sales of Unregistered Securities

During 2008, 2007, and 2006, we sold securities in various private, unregistered transactions. Neither the Company nor any person acting on its behalf offered or sold securities by any form of general solicitation or general advertising. The purchasers were known to management or were known to business associates of management. No underwriting discounts or commissions were paid to any party by the Company.

•

On August 14, 2008, we issued 1,500,000 shares of restricted common stock to a consultant, Daniel Katz, as payment for fees required pursuant to a consulting agreement entered into with him. Of these shares, on November 1, 2008, we issued 100,000 shares of restricted common stock to a consultant, New Millenium PR Communications, on October 10, 2008, we issued 50,000 shares of restricted common stock each to consultants Jeffrey Kraws and Karen Goldfarb, as payment for fees required pursuant to a consulting agreements entered into with them. These sales were conducted in private transactions exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act. After the reporting period, 600,000 of these shares were cancelled because the Company terminated the consulting agreement with Daniel Katz.

•

On August 8, 2008, we issued 1,500,000 shares of restricted common stock to a consultant, the Endeavor Group, LLC, as payment for fees required pursuant to a consulting agreement.

•

For a May 8, 2008 transaction, the Company on August 8, 2008 issued 1,200,000 shares of restricted common stock to reimburse CTCEG’s principals Charles Scimeca and Tony Frudakis for their sale of 1,200,000 shares of registered Company stock to Daniel Katz at a discount to market to induce Mr. Katz to enter an investment banking agreement. The Company issued an additional 360,000 shares to CTCEG to compensate it for its federal tax liability. The issue was conducted in a private transaction exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act.

•

On March, 20, 2008, the Company issued 2,516 common shares to a third party as a retainer for advertising services. The sales were conducted in private transactions exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act.

•

For a transaction on February 15, 2008, the Company on August 8, 2008 issued CTCEG 200,000 shares of restricted common stock to reimburse it for its assignment of 200,000 registered Class A warrants to Debra Elenson without compensation from Ms. Elenson. On or about February 15, 2008, Ms. Elenson exercised the warrants. The issue was conducted in a private transaction exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act.

•

On January, 28, 2008, the Company issued 10,000 common shares to a third party as a retainer for investment banking services. The sales were conducted in private transactions exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act.

•

On August 22, 2007, the Company entered into a “Standby Equity Agreement” with CTCEG to sell 333,333 shares of common stock at $1.50 per share on demand of the Company.  The Company established a price protection provision relating to the selling price of common stock per the agreement.  The provision states that parties to the agreement are entitled to receive additional stock if the Company sells shares of stock for less than $1.50 per share of common stock to an investor prior to the time limitations specified which is one (1) year from the effective date of the agreement.  As of December 31, 2007, the Company had sold 271,333 shares for $407,000.  The Company sold an additional 62,000 shares for $93,000 on January 10, 2008. The sales were conducted in private transactions exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act.

•

On August 15, 2007, the Board of Directors of the Company issued 50,000 shares of restricted common stock to an employee of the Company.  The Company is incurring a $242,500 expense based on the closing price of the stock on August 15, 2007.  The employee received an additional 25,000 shares on or about August 8, 2008.  The contractor will also receive an additional 25,000 restricted shares on August 1, 2009, provided that the contractor is performing services for the Company on the given date. The sale was conducted in a private transaction exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act.

•

During the period between August 2006 and November 10, 2006, the Company sold 1,296,500 units consisting of one share of $0.001 par value common stock and one Class B warrant to purchase one share of $0.001 par value common stock at an exercise price of $1.50 per warrant. The units were sold at a price of $1.00 per unit and the Company raised $1,296,500 in gross proceeds from the offering. The offering was conducted as an offering exempt from registration pursuant to Regulation D Rule 506. We sold to 54 purchasers, and all but one of which represented that they are accredited investors. The unaccredited investors, a husband and wife, represented that they had such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment.

•

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

Other Securities

Our Class A warrants are held by a consultant, CTCEG and two of its former shareholders.  There are 2,800,000 unexercised Class A warrants with each warrant being exercisable for one share of common stock.  One million Class A warrants are exercisable when the market price per share of our common stock reaches $1.00; one million Class A warrants are exercisable when the market price per share of our common stock reaches $1.50, and one million Class A warrants are exercisable when the market price per share of our common stock reaches $2.00.  The Class A warrants expire two years after the registration statement registering these warrants for sale becomes effective, which is May 14, 2009. On February 8, 2008, the Board of Directors extended the consulting and warranty agreement until May 13, 2010. CTCEG is not required to pay cash to exercise in-the-money warrants.  The full text of the Consulting Agreement and the Warrant Agreement that describes the Class A warrants in detail are incorporated by reference as Exhibits (see List of Exhibits).

The Company issued 1,296,500 Class B warrants as part of a unit offering in 2006.  A unit contains one share of restricted common stock and one restricted Class B warrant.  These Class B warrants are exercisable at $1.50 per share and do not contain the cashless exercise rights provided to CTCEG.  The Class B warrants, if not exercised, expire on April 4, 2009 by extension of the contractual expiration date by the Company’s board of directors.  The full text of the Securities Purchase Agreement that describes the Class B warrants in detail is incorporated by reference as an Exhibit (see List of Exhibits).  The units had price protection rights for a period of six (6) months from May 14, 2007, while the common stock contained in the units have price protection rights until May 14, 2008.  The price protection mechanism enabled the holder of the common stock and/or warrant to receive additional shares and/or warrants if during the operative time period the price at which future common stock or warrants are sold is less than the price per unit paid for his or her unit.  The price protection mechanism has not been triggered and has expired.

On September 29, 2008 the Company granted seven-year Series D Warrants to MKM and related parties to purchase 1,857,146 shares of common stock at a price of $0.75 per share.  The sale was conducted in a private transaction exempt from registration pursuant to pursuant to Section 4(2) of the Securities Act and Regulation D Rule 506.

On July 3, 2008, the Company granted to MKM seven-year Series C Warrants to purchase 1,000,000 shares of common stock at a price of $1.61.  The sale was conducted in a private transaction exempt from registration pursuant to pursuant to Section 4(2) of the Securities Act and Regulation D Rule 506.

Neither the warrants nor the units have a market at the present time.  The Class A and Class B warrants are freely assignable by the buyers. The Class C, D, and E warrants are restricted securities and are assignable by the buyers in transactions compliant with exemptions from registration under the Securities Act and the rules promulgated thereunder.

The Company may offer additional securities during fiscal year 2008 as our capital requirements dictate or as suitable funding opportunities present themselves.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We believe that the impact of inflation and changing prices on our net sales and revenues and on income from continuing operations has been inconsequential.

Liquidity and Capital Resources

Between December 31, 2007 and December 31, 2008, our capital requirements have largely been met through sales of securities. We recorded $132,000 from a sale of a momentum wheel to NASA in May, 2008.  Until we are able to generate significant revenues from our core homeland security-related detection technologies, we anticipate being dependent on sales of securities to finance our ongoing capital requirements. The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years and had a net loss of $1,848,755 for the year ended December 31, 2008. Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the year ended December 31, 2008 we received cash proceeds of $123,400 from revenues, $343,000 from sales of our common stock and $1,260,000 in debt financing.

For the year ended December 31, 2007, we received cash proceeds from debt financing of $160,000 and sales of our common stock of $914,000.

For the year ended December 31, 2008 we issued 4,459,516 shares. For the year ended December 31, 2007 we issued 659,333 shares for services. Management anticipates that we will continue to issue shares for services in the short term.

Management intends to finance our 2009 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity financing, if available. Management expects revenues will be realized but not to the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,000,000 during the next 12 months to satisfy our cash requirements of approximately $83,333 per month. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We have insufficient financing commitments in place to meet our expected cash requirements for 2009 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2009, then we may be required to reduce our expenses and scale back our operations.

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 37 month non-cancelable operating lease, expiring August 2011 and December 2010, respectively. Base rent is $5,807 per month with an annual rent escalator of 3%. At December 31, 2008, future minimum payments for operating leases related to our office and manufacturing facilities were $178,333 through August 2011.

Our total current liabilities increased to $615,415 at December 31, 2008 compared to $612,939 at December 31, 2007. Our total current liabilities at December 31, 2008 included accounts payable and accrued expenses of $246,857, convertible debentures of $42,000 and a loan from shareholder of $326,558.

Results of Operations

The following discussions are based on the unaudited consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2008, and 2007, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

SUMMARY COMPARISON OPERATING RESULTS

	Year ended December 31,
	2008	2007
Gross Profit	$59,932	$-
Total operating expenses	1,703,434	1,998,412
Loss from operations	(1,643,502)	(1,998,412)
Total other income (expense)	(205,253)	(1,998,412)
Net income (loss)	$(1,848,755)	$(2,011,120)
Net income (loss) per share	$(0.04)	$(0.04)

Our operating expenses have generally increased from the year ended December 31, 2008 compared with the year ended December 31, 2007.  The major components of our operating expenses consist of selling and administrative expense and stock based consulting for the comparable reporting periods.  For the years ended December 31, 2008 and December 31, 2007, our selling and administrative expenses were $1,560,984 and $1,230,244, respectively, while our stock based consulting expenses were $142,450 and $284,900, respectively.

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

The following chart provides a breakdown of our sales in 2008 and 2007.

	December 31,	December 31,
	2008	2007
Valley Forge Detection Systems, Inc.	-	-
Valley Forge Aerospace, Inc.	132,000	-
Valley Forge Imaging, Inc.	-	-
Valley Forge Imaging Technologies, inc.	-	-
Totals per financial statements:	132,000	-

Our total operating expense was $1,703,434 and $1,998,412 for the years ended December 31, 2008 and December 31, 2007, respectively.

Our average monthly cost of operations from January 2008 through December 2008 was $154,063. Excluding, non-cash charges of $142,450 for stock based consulting, $415,269 for issuances of common stock for services, and $26,250 in stock based compensation, the monthly cost of operations from January 2008 through December 2008 was $105,399.

As of December 31, 2008, we have approximately $305,179 in cash remaining. Of this amount, $305,179 is available for use as payroll expense pursuant to the terms of the investment agreements entered into with purchasers of units in the Unit Offering.

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

Description of Critical Accounting Policies and Estimates, Going Concern, and Fair Value of Financial Instruments

This section of our Form 10-K contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, our revenue recognition policy, and to the effect on our financial statements of recent accounting pronouncements.  A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 1 to the financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To the Board of Directors and Shareholders

Valley Forge Composite Technologies, Inc

Covington, Kentucky

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of, Valley Forge Composite Technologies, Inc. as of December 31, 2008 and the related statements of operations, stockholders’ equity and cash flows for the year ending December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of, Valley Forge Composite Technologies Inc as of December 31, 2008, the results of operations and its cash flows for the years ended December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting

April 14, 2009

Los Angeles, CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Valley Forge Composite Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Valley Forge Composite Technologies, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Composite Technologies, Inc. as of December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2008	By:	/s/ SHERB & CO., LLP

Boca Raton, Florida		Certified Public Accountants

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
ASSETS	2008	2007
Current assets:
Cash	$305,179	$88,656
Accounts receivable	9,492	-
Inventory	225,000	460,114
Prepaid expenses	203,002	42,659
Deposits with vendors	21,000	222,735
Total current assets	763,673	814,164

Property and equipment, net	51,623	59,747

Other assets:
Security deposit	5,535	5,535
Capitalized R&D costs, net of amortization of $24,409 and $0
December 31, 2008 and 2007	219,681	-
Loan fees, net of amortization of $26,614 and $0
December 31, 2008 and 2007	208,071	-
Total other assets	433,287	5,535

Total Assets	$1,248,583	$879,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$246,857	$128,381
Note payable	-	160,000
Deferred revenue	-	66,000
Convertible debenture	42,000	42,000
Due to shareholder	326,558	216,558
Total current liabilities	615,415	612,939
Long-term debt, net of debt discount of $1,011,553 and $0
at December 31, 2008 and 2007	138,447	-
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized; 52,882,016 issued but 51,415,349
outstanding at December 31, 2008, and 46,955,833
shares issued and outstanding at December 31, 2007	51,415	46,956
Additional paid-in capital	6,710,904	4,638,394
Accumulated deficit	(6,267,598)	(4,418,843)
Total shareholders' equity	494,721	266,507

Total Liabilities and Shareholders' Equity	$1,248,583	$879,446
The accompanying notes should be read in conjunction with the audited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2008	2007

Sales	$132,000	$-
Cost of sales	72,068	-

Gross Profit	59,932	-

Costs and expenses
Loss on shipped inventory	-	483,268
Selling and administrative expenses	1,560,984	1,230,244
Stock based consulting	142,450	284,900
	1,703,434	1,998,412

Loss from operations	(1,643,502)	(1,998,412)

Other income
Interest expense	(208,567)	(23,894)
Investment income	3,314	11,186

Net loss	$(1,848,755)	$(2,011,120)

Loss per common share
Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding
Basic and Diluted	49,362,903	46,482,853

The accompanying notes should be read in conjunction with the audited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock	Number of Shares	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT JANUARY 1, 2007	$46,296	46,296,500	$3,197,654	$(2,407,723)	$836,227

Stock based consulting - warrants	-	-	284,900	-	284,900

Proceeds from exercise of warrants	338	338,000	506,662	-	507,000

Stock based compensation	50	50,000	242,450	-	242,500

Proceeds from standby equity agreement	272	271,333	406,728	-	407,000

Net loss for the year ended December 31, 2007	-	-	-	(2,011,120)	(2,011,120)

BALANCE AT DECEMBER 31, 2007	46,956	46,955,833	4,638,394	(4,418,843)	266,507

Stock based consulting - warrants	-	-	142,450	-	142,450

Proceeds from exercise of warrants	200	200,000	199,800	-	200,000

Stock issued for services	412	412,516	414,857	-	415,269

Stock based compensation	25	25,000	26,225	-	26,250

Stock issued for money raisers	2,200	2,200,000	(2,200)	-	-

Proceeds from sale of common stock	1,560	1,560,000	48,440	-	50,000

Debt discount	-	-	1,150,000	-	1,150,000

Proceeds from standby equity agreement	62	62,000	92,938	-	93,000

Net loss for the year ended December 31, 2008	-	-	-	(1,848,755)	(1,848,755)

BALANCE AT DECEMBER 31, 2008	$51,415	51,415,349	$6,710,904	$(6,267,598)	$494,721

The accompanying notes should be read in conjunction with the audited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ending December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,848,755)	$(2,011,120)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	64,948	13,574
Amortization of debt discount	138,447
Loss on shipped inventory	-	483,268
Common stock issued for services	415,269	-
Fair value of warrants issued for consulting services	142,450	284,900
Stock based compensation	26,250	242,500
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(9,492)	-
Inventory	235,114	(475,644)
Prepaid expenses	(160,343)	86,132
Vendor deposits	201,735	(222,735)
Increase (decrease) in:
Accounts payable and accrued expenses	118,476	(126,299)
Deferred revenue	(66,000)	66,000
NET CASH USED IN OPERATING ACTIVITIES	(741,901)	(1,659,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized R&D Costs	(244,090)	-
Loan fees	(234,685)	-
Purchases of equipment	(5,801)	(9,917)
NET CASH USED IN INVESTING ACTIVITIES	(484,576)	(9,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	200,000	507,000
Proceeds from issuance of common stock per standby equity agreement	93,000	407,000
Proceeds from issuance of common stock	50,000	-
Proceeds from long-term debt	1,150,000	160,000
Repayments of notes payable	(160,000)	-
Repayments to shareholder	-	-
Proceeds from shareholder loans	110,000	-
NET CASH PROVIDED FROM FINANCING ACTIVITIES	1,443,000	1,074,000

NET INCREASE (DECREASE) IN CASH	216,523	(595,341)
CASH AT BEGINNING OF PERIOD	88,656	683,997
CASH AT END OF PERIOD	$305,179	88,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	$-	$-
Cash paid during the period for:
Income taxes	$-	$-
Interest	$28,992	$9,192
The accompanying notes should be read in conjunction with the audited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Valley Forge Composite Technologies, Inc., a Florida corporation (the “Company”). The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

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

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At December 31, 2008, the Company’s cash deposits exceeded the FDIC insured limits by $76,473.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At December 31, 2008, the Company held no cash equivalent securities.

Inventories

The Company’s accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	December 31	December 31
	2008	2007
Raw materials	$-0-	$-0-
Work in process	-0-	460,114
Finished goods	225,000	-0-
	$225,000	$460,114

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

Loan Fees

Loan fees are stated at cost.  Amortization on loan fees is calculated using the straight-line method over the term of the loans.

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

The following sets forth the computation of earnings per share.

	For the Period Ended
	December 31,
	2008		2007

Net loss		$(1,848,755)		$(2,011,120)
Weighted average shares outstanding		49,362,903		46,482,853
Loss per share - basic and diluted	$	( .04)	$	( .04)

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

The Company’s common stock equivalents include the following:

	December 31,	December 31,
	2008	2007
Class A Warrants	2,800,000	3,000,000
Class B Warrants	958,500	958,500
Class C Warrants	1,000,000	-
Class D Warrants	1,857,146	-
Total common stock equivalents	6,615,646	3,958,500

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

On July 6, 2006 the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG. These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  On February 8, 2008, the Board of Directors extended the consulting and warranty agreement until May 13, 2010.  A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; strike prices ranging from $1.00 to $2.00 per share; time to expiration (days) of 638; expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%.  Twelve months consulting expense in the amount of $142,450 was attributed to the grant of these warrants through the period ended December 31, 2008. A reconciliation of these related warrants issued and outstanding at December 31, 2008 is as follows:

Class A warrants outstanding at December 31, 2007	3,000,000
Granted	-
Exercised/forfeited	200,000
Class A warrants outstanding at December 31, 2008	2,800,000

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of July 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 as of December 31, 2008, and the impact was not material.

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

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred, until such time as management determines the research and development will have a future use and at that time, such expense are capitalized and amortized over their useful life.  Research and development expense, which are included in selling, general and administrative expenses, were  $226,769 in 2008 and $50 for 2007.  Capitalized research and development costs were $244,091 in 2008 and $0 in 2007.

 NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $6,267,598 at December 31, 2008, net losses in the period ended December 31, 2008 of $1,848,755 and cash used in operations during the period ended December 31, 2008 of $741,901. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 – INCOME TAXES

There was no income tax expense for the periods ended December 31, 2008 and 2007 due to the Company’s net losses.

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following at December 31, 2008:

Net operating loss carryforwards	$1,457,000
Less: Valuation allowance	(1,457,000)
Net deferred income tax assets	$-0-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for fiscal years 2008 and 2007:

	2008	2007
Computed “expected” tax benefit	(33)%	(35)%
State taxes net of “expected” tax benefit	(6)%	(6)%
Permanent differences	-%	9%
Change in valuation allowance	39%	32%
Effective tax rate	0%	0%

Net operating loss carryforwards totaled approximately $3,746,000 at December 31, 2008.  The net operating loss carryforwards will begin to expire in the year 2028 if not utilized.  After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2007 due to the uncertainty of realizing the deferred tax assets. The valuation allowance increased by approximately $719,000 for the year ended December 2008. Utilization of the Company’s net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended December 31, 2008.

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has evaluated its tax positions taken through December 31, 2007 and determined that no uncertain tax positions existed as of December 31, 2008 requiring recognition in accordance with FIN 48.

NOTE 4 - RELATED PARTY TRANSACTIONS

At December 31, 2008 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $326,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at December 31, 2008 earns 6% annual interest compounded quarterly, and is due on demand.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended December 31, 2008 and 2007 was $92,273 and $70,034, respectively.

The following is a schedule of future minimum lease payments required under the lease as of December 31, 2008:

Period Ending
December 31	Amount

2009	$70,243
2010	72,270
2011	35,820
$178,333

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

NOTE 7 – SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1. The Company recorded stock based consulting expense of $142,450 for the period ending December 31, 2008.

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 Class B warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 and was declared effective on May 14, 2007.  The Class B warrants’ contractual expiration date of November 13, 2007 has been extended several times by the board of directors, with the most recent extension occurring on December 23, 2008. The Class B warrants currently expire on April 4, 2009.

The Company established a price protection provision relating to the selling unit holders of the private placement securities named in the registration statement. The provision states that parties to the agreement are entitled to receive additional stock or warrants if the Company sells shares of stock or warrants for less than $1.00 per share of common stock and $1.50 per warrant prior to the time limitations specified which are one (1) year from the effective date of the Registration Statement for common stock issued and six (6) months from the effective date of the Registration Statement for warrants issued. The Company did not offer any additional securities that would have caused this provision to become effective prior to the applicable time limitations of the provisions, which expired in May 2008. Accordingly, the Company believes that the price protection provision will have no accounting impact.

Coast To Coast Equity Group, Inc., and Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly the shareholders of Quetzal Capital Funding 1, Inc.), are protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement (incorporated by reference herein), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, will continue in effect for a period of two years from the effective date of the registration statement and are assignable in private transactions, provided that the shares are not sold in market transactions. The Company does not anticipate that it will offer any additional securities which would cause this provision to become effective prior to the applicable time limitations of the provisions. Accordingly, the Company believes that the non-dilution provision will have no accounting impact. Nevertheless, on February 8, 2008, the board of directors implicitly extended the termination date of the non-dilution protection to May 14, 2010 by extending the Consulting Agreement, the Warrant Agreement, and the Registration Rights Agreement for an additional three years.

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Series C Warrants (the "Warrants") to purchase up to 1,000,000 shares of the Company's common stock. The warrants are exercisable at an exercise price of 1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $82,648 to interest expense during the year ended December 31, 2008.

On September 29, 2008, the Company secured a financing arrangement with MKM and several securities purchasers unrelated to MKM. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Series D Warrants (the "Warrants") to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of .75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $55,799 to interest expense during the year ended December 31, 2008.

Stock warrant activity for the period ended December 31, 2008 is summarized as follows:

	Number	Weighted average
	of shares	exercise price
Outstanding at December 31, 2007	3,958,500	$1.50
Granted	2,857,146	1.05
Exercised	200,000	1.00

Outstanding at December 31, 2008	6,615,646	$1.32

The following table summarizes the Company's Class A, B, C, and D stock warrants outstanding at December 31, 2008:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Excercise Price	Number	Life	Price
$1.00	800,000	1.40	$1.00
$1.50	1,000,000	1.40	$1.50
$2.00	1,000,000	1.40	$2.00
$1.50	958,500	0.25	$1.50
$1.61	1,000,000	6.50	$1.61
$0.75	1,857,146	6.75	$0.75

NOTE 8 - REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of a registration rights agreement entered into on July 6, 2006, the Company agreed to file a registration statement covering the shares of common stock underlying the securities issued to CTCEG and to private securities purchasers (the unit purchasers), and to register for resale the 5,000,000 shares owned by Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly QCF1), no later than 30 days after the Company obtains a shareholder base of 35 shareholders, and to use its best efforts to have the registration statement declared effective with the SEC within 180 days of the filing date. If the Company did not meet the scheduled filing date, it had agreed to pay liquidated damages as required in the registration rights agreement. Similar registration rights applied to the Company’s sales of securities in a private placement transaction occurring between August 2006 and November 2006. Management timely filed the Form SB-2 registration agreement with the Securities and Exchange Commission (SEC) on November 14, 2006, and the SEC declared the registration effective on May 14, 2007, which was the first business day after the 180-day period expired. Accordingly, liquidated damages have not been accrued as of the balance sheet date.  Subsequently, on February 8, 2008, the expiration date of the Registration Rights Agreement was extended to May 14, 2010 by the board of directors.

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

NOTE 9 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	December 31,	December 31,
Estimated Life	2008	2007
Office equipment 5 years	$52,675	$50,551
Furniture and fixtures 7 years	49,564	45,887
	102,238	96,438
Less accumulated depreciation	(50,616)	(36,691)
	$51,623	$59,747

Depreciation expense for the years ending December 31, 2008 and 2007 was $13,925 and $13,574, respectively.

NOTE 10 – CAPITALIZED R&D COSTS

The major classifications of equipment are summarized below:

	December 31,	December 31,
	2008	2007
Capitalized R&D costs	$244,090	$-
Less accumulated amortization	(24,409)	-
	$219,681	$-

Amortization expense for the years ending December 31, 2008 and 2007 was $24,409 and $-0-, respectively.

Capitalized R&D costs are being amortized over 5 years.

NOTE 11 – LOAN FEES

The major classifications of equipment are summarized below:

	December 31,	December 31,
	2008	2007
Loan fees	$234,685	$-
Less accumulated amortization	(26,614)	-
	$208,071	$-

Amortization expense for the years ending December 31, 2008 and 2007 was $ $26,614 and $-0-, respectively.

Loan fees are being amortized over the terms of the loans which are 36 months.

NOTE 12 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $77,979 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 12.49% per annum and call for total minimum monthly installment payments of $1,932 as of December 31, 2008. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2008, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 13 – NOTES PAYABLE

On December 19, 2007, the Company borrowed $160,000 from a financial institution at a rate of 5.00% with a maturity date of June 15, 2008.  The note was secured by a personal guarantee of an officer and employee of the Company.  As of December 31, 2008 the balance outstanding was $0.

On July 3, 2008, we received gross proceeds of $500,000 ($415,202 net proceeds) in connection with a financing provided by MKM, an unaffiliated accredited institutional investor.  The note matures on July 7, 2011 and bears an interest rate at 8% per year, with interest payable on a quarterly basis.  Pursuant to the terms of a Securities Purchase Agreement that we entered into with MKM in connection with the financing, we issued a secured convertible promissory note to MKM with an initial conversion price of $0.50 per share.

In connection with the promissory note, seven-year Series C Warrants to purchase 1,000,000 shares of common stock at a price of $1.61 per share were issued.  These warrants are treated as a discount on the promissory note and were valued at $500,000 and will be amortized over a 36-month period.  The fair value of each stock warrant was estimated on the date of the grant using the Black-Scholes option-pricing model in accordance with SFAS No. 157 using the following weighted average assumptions:  expected divided yield 0%; risk free interest rate of 2.82%; volatility of 106% and an expected term of 3 years.

On September 29, 2008, we received gross proceeds of $650,000 ($509,822 net proceeds) in connection with a financing provided by MKM, an unaffiliated accredited institutional investor and other unrelated individuals. The note matures on September 29, 2011 and bears an interest rate at 8% per year, with interest payable on a quarterly basis.  Pursuant to the terms of a Securities Purchase Agreement that we entered into with MKM in connection with the financing, we issued a secured convertible promissory note to MKM with an initial conversion price of $0.35 per share.

In connection with the promissory note, seven-year Series D Warrants to purchase 1,857,146 shares of common stock at a price of $0.75 per share.  These warrants were treated as a discount on the promissory note and were valued at $650,000 and will be amortized over a 36-month period.  The fair value of each stock warrant was estimated on the date of the grant using the Black-Scholes option-pricing model in accordance with SFAS No. 157 using the following weighted average assumptions:  expected divided yield 0%; risk free interest rate of 2.82%; volatility of 125% and an expected term of 3 years.

The promissory notes are as follows:

	December 31,	December 31,
	2008	2007
Notes payable	$1,150,000	$160,000
Less: principal payments	-	-
Notes payable outstanding at December 31, 2008 and December 31, 2007	1,150,000	160,000
Less: unamortized discount on notes payable	(1,011,553)	-
Notes payable, net	138,447	160,000
Less current portion	-	-
Notes payable, net of discount of $1,108,174, less current portion	$138,447	$160,000

NOTE 14 – DEFERRED REVENUE

On April 20, 2007, VFA entered into an agreement with NASA to manufacture certain satellite components for $132,000.  As of December 31, 2008, the Company had received $123,400 in cash and recorded accounts receivable of $8,600 for revenue of $132,000 and in accordance with the Company’s revenue recognition policy (see note 1), the revenue has been recognized because goods have been received by the customer.

NOTE 15 – ADVERTISING

Advertising costs are expensed as incurred. As of December 31, 2008 and 2007 advertising expense was $124,256 and $126,618, respectively.

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

As of December 31, 2008, the Company had sold 333,333 shares for $500,000.

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

NOTE 18 – COMMON STOCK RESCISSION

On November 12, 2008, the Company's Board of Directors authorized the rescission of transactions involving 866,667 shares of common stock issued to Coast to Coast Equity Group, Inc. Coast to Coast Equity Group, Inc. approved the rescission following subsequent review of the price protection mechanism that triggered the issuances in July 2008. This rescission has no impact on the Statement of Operations or Shareholders’ Equity.

NOTE 19 – SUBSEQUENT EVENTS

The Company’s Board of Directors on April 8, 2009 was made aware that certain shareholders, particularly certain shareholders who purchased our units in the fall of 2006 and Charles Scimeca who is the president of Coast To Coast Equity Group, Inc. and a direct shareholder and Class A warrant holder, may wish to sue the Company and/or its board of directors for the Company’s failure to complete the development of THOR and its failure to sell an ODIN unit and may allege that Mr. Brothers promised certain individual shareholders that the products would be finished and sales made by dates certain. However, no specific allegations have been made, nor have any legal theories of liability been presented to the Company, except that Coast To Coast Equity Group, Inc. has indicated that it may also seek approximately $50,000 in claimed unreimbursed expenses for consulting services in addition to claims it may seek as a shareholder. The Company is evaluating the merits and materiality of these unasserted claims and its options.  No amounts have been reserved for these unasserted claims.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

During 2005 and up to July 6, 2006, Morison Cogen, LLP was the independent auditing firm of Valley Forge Composite Technologies, Inc., a Pennsylvania corporation.  On July 6, 2006, following the Share Exchange transaction, the company elected to continue to use Sherb & Co., LLP as its independent auditing firm.  (During 2005 and 2006, Sherb & Co., LLP was the independent auditing firm of the shell company that acquired the Pennsylvania corporation.) There were no disagreements with Morison Cogen, LLP.

Change of Independent Auditors:

On March 2, 2009, Sherb & Co., LLP. was dismissed as the certifying accountant for the Company.  On March 5, 2009, the Company engaged Hawkins Accounting as its principal independent accountant.  This decision to engage Hawkins Accounting was ratified by the full Board of Directors of the Company.

Pertaining to Sherb & Co., LLP’s accountant’s report on the financial statements for the past two years, management of the Company has not had any disagreements with Sherb & Co., LLP related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Sherb & Co., LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

Because the Company has no standing audit committee, the Company’s full Board of Directors participated in and approved the decision to change independent accountants.

In connection with its review of financial statements through September 30, 2008, there have been no disagreements with Sherb & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sherb & Co., LLP would have caused them to make reference thereto in their report on the financial statements.

During the two most recent audit periods and the interim period up to September 30, 2008, there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

The Company requested that Sherb & Co., LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter is filed as Exhibit 16.1 to our Form 8-K filed on March 6, 2009.

New Independent Auditors:

The Company engaged Hawkins Accounting as its new certifying accountant as of March 5, 2009.  Prior to such date, the Company did not consult with Hawkins Accounting regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered, or (iii) any other matter that was the subject of a disagreement or a reportable event between the Company and its former auditor as described in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Valley Forge Composite Technologies, Inc.’s management is responsible for establishing and maintaining internal control over financial reporting for the Company. Valley Forge Composite Technologies, Inc.’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairy reflect the transactions of the company.

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the Company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The management of Valley Forge Composite Technologies, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2008. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Prior to March 2008, the Company had a board of directors composed of two individuals, Louis J. Brothers and Larry Wilhide.  These board members, who are also the majority shareholders of the Company and are the Company’s only officers, will hold office indefinitely.

During March 2008 and April 2008, the Company appointed five additional board members: Andrew T. Gilinsky, Eugene Breyer, Dr. Victor E. Alessi, Raul A. Fernandez, and Richard S. Relac.

The following table sets forth the name and, age, and position of each officer and director of the Company.

Name	Age	Position
Louis J. Brothers	57	Chairman of the Board of Directors,
		Chief Executive Officer, and President
Larry K. Wilhide	61	Director, Vice-President (Engineering)
Andrew T. Gilinsky	48	Director
Richard S. Relac	68	Director
Eugene Breyer	61	Director
Raul A. Fernandez	59	Director
Dr. Victor A. Alessi	69	Director

Background of Executive Officers, Directors and Significant Employees

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

Andrew T. Gilinsky

Andrew T. Gilinsky has consented to becoming a director of the Company. Mr. Gilinsky is a certified public accountant and has been employed since 1987 by Clairmont Paciello & Co., P.C., located in King of Prussia, Pennsylvania.  Clairmont Paciello & Co., P.C. serves as the Company’s outsourced accounting staff.

Eugene Breyer

Eugene Breyer has consented to becoming a director of the Company.  Mr. Breyer’s spouse is the sister of Mr. Brother’s spouse. From December 1999 through the present, Mr. Breyer has been employed as the director of human resources for Cincinnati State Technical and Community College.

Dr. Victor E. Alessi

Dr. Victor E. Alessi has consented to becoming a director of the Company. From 1999 until September 2007, Dr. Alessi was the Chief Executive Officer of the United States Industry Coalition, an Arlington, Virginia based non-profit organization comprised of American businesses, organizations, and research institutions dedicated to non-proliferation through the commercialization of technology emanating from the New Independent States of the former Soviet Union. Since September 2007, Dr. Alessi has been retired.

Raul A. Fernandez

Raul A. Fernandez has consented to becoming a director of the Company.  Mr. Fernandez is an information technology consultant. He has been employed by KForce Technology Staffing in Tampa, Florida since March 2007. Previously, between January 2000 and November 2006, he was the director of information technology services at Iron Mountain Information Management in Collegeville, Pennsylvania.

Richard S. Relac

Richard S. Relac has consented to becoming a director of the Company. Mr. Relac is a professional linguist and since January 2006 has been self-employed in this capacity.  From 1983 to January 2002, Mr. Relac served the National Security Agency as an intelligence analyst and reporter, customer relations officer, and senior editor. In January 2002 he retired from federal service.  Mr. Relac remained in retired status until January 2006 when he was elected as a council member to Bonneauville Borough, Pennsylvania. He ceased being a council member in March 2009.  Also in January 2006, Mr. Relac commenced his free-lance translating service with Valley Forge Composite Technologies, Inc. as his primary customer. Mr. Relac currently operates his translating service.

Corporate Governance

The Board of Directors held formal meetings in August, September, October, November, and December 2008. Meetings of the board have been conducted by telephone.  We have never held an annual meeting of shareholders because all actions requiring shareholder approval have been conducted by the written consent of our majority shareholders, Messrs. Brothers and Wilhide.  We anticipate that we will begin to hold annual shareholder meetings when we enter into the operational phase of our core business plan.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert sitting on the board.  Due to our stagnant growth during 2008, we did not expand our board of directors as expected to include an audit committee or an audit committee financial expert.  It is not likely that we will expand the board in 2009 to include an audit committee or an audit committee financial expert unless and until we enter into the operational phase of our core business plan.

Board of Directors Nominating Committee

We do not have a standing board of directors nominating committee or a committee performing similar functions.  Messrs. Brothers and Wilhide at all times from the inception of VLYF to March 2008 have been the only directors of the Company.  In March and April 2008, Messrs. Brothers and Wilhide appointed five directors to serve indefinitely. We do not anticipate needing a nominating committee at least until we choose to add additional directors or to fill a vacant position.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities.  Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely upon a review of the copies of such reports furnished to us, the Company believes that during 2008 the filing requirements applicable to its newly appointed directors were delinquent.  The Company believes that the filing requirements for its existing executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

The following reports were filed late for newly appointed directors’ Section 16(a) disclosures:

Forms 3 for Andrew T. Gilinsky, Eugene Breyer, Dr. Victor E. Alessi, Raul A. Fernandez, and Richard S. Relac.

Code of Ethics

In August 2006, the Company adopted a Code of Ethics.  The Code of Ethics applies to the Company’s officers, director level employees and certain other designated employees and independent contractors.  A copy of the Code of Ethics, our Code of Conduct, and our Insider Trading Policy are available on our website at www.VLYF.com under the “Investor Relations” tab.

ITEM 11.  EXECUTIVE COMPENSATION.

The Company paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2008:

Name	Salary	Position

Louis J. Brothers	$0	As Chairman of the Board, Director
	$115,818	As Principal Executive Officer, Principal Financial Officer

Larry K. Wilhide	$0	As Director
	$88,068	As Vice-President

Messrs. Brothers and Wilhide each have the use of a Company car and each are protected by the Company’s indemnification policy for directors and officers (set forth below).  No other fringe benefits for either of them have been awarded in fiscal year 2008 or are contemplated at this time.  No other form of compensation or incentive compensation was paid or awarded to either of them in fiscal year 2008. S

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name and Principal Posistion	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other ($)	Total ($)	Awards ($)	Payouts ($)
Louis J. Brothers
(Chief Executive Officer	2008	$115,818					$115,818
President and Director)	2007	$128,400					$128,400

Larry K. Wilhide	2008	$ 88,068					$ 88,068
(Vice-President and Director)	2007	$ 98,400					$ 98,400

 Payments to Management

In the future, Mr. Brothers and all other employees will receive commissions from their individual efforts resulting in customer purchase orders for THOR and ODIN units.

Compensation Committee Interlocks and Insider Participation

We do not have a Compensation Committee.  All compensation-of-officer discussions occurred between Messrs. Brothers and Wilhide in their capacities as officers and directors.  Discussion of officer compensation matters did not occur between Messrs. Brothers and Wilhide the newly appointed directors during 2008.

Compensation Committee Report

Our board of directors has not reviewed or discussed with Management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.

The members of our board of directors, as of December 31, 2008, were Louis J. Brothers, Larry K. Wilhide, Andrew T. Gilinsky, Eugene Breyer, Dr. Victor E. Alessi, Raul A. Fernandez, and Richard S. Relac.

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

Director Compensation

The following table summarizes all compensation paid to our directors during 2008. As the table reflects, all of our directors served without compensation.  After the close of 2008, the board of directors voted to compensate themselves in the form of restricted stock. Compensation commences in January 2009 and none is retroactive to 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Louis J. Brothers						_	_
Larry K. Wilhide						_	_
Andrew T. Gilinsky						_	_
Eugene Breyer						_	_
Dr. Victor E. Alessi						_	_
Raul A. Fernandez						_	_
Richard S. Relac						_	_

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company has 52,882,016 shares of common stock issued and 51,415,349 outstanding.  The table below assumes and projects the exercise of all Class A, B, C, and D warrants, which raises the issued and outstanding shares to 59,497,662 issued and 58,030,995 outstanding. There are no arrangements or agreements providing for the right to acquire additional beneficial ownership by the Company’s management.  There are no preconceived arrangements providing for a specific change of control of management of the Company upon the happening of certain future events. Beneficial owners and management will have the following holdings of the Company following the exercise of the warrants:

	Common	Common
	Shares	Shares Issuable
	Beneficially	Upon Exercise
Name	Owned	of Warrants	Total		%	†

Directors and Executive Officers
Louis J. Brothers & Roe Brothers, Ten Ent	18,880,000	-	18,880,000		32.5
Larry K. Wilhide & Pat Wilhide, Ten Ent	18,880,000	-	18,880,000		32.5
Dr. Victor E. Alessi	-	-	-		-
Raul A. Fernandez	-	-	-		-
Richard S. Relac	5,000	5,000	10,000		*
Andrew T. Gilinsky	20,000	-	20,000		*
Eugene Breyer	-	-	-		-

Others
Daniel S. Katz (1)	500,000		500,000		0.9
Tony Frudakis (2)	1,950,830	933,334	2,891,164		5.0
George Frudakis (3)	1,957,828	933,334	2,891,162		5.0
Charles J. Scimeca (4)	1,957,829	933,332	2,891,161		5.0
MKM Opportunity Master Fund, Ltd. (5)	-	2,428,572	2,428,572	(6)	4.2	(6)

All Directors and Executive Officers
as a Group (7 persons)	37,785,000	5,000	37,790,000		65.0

† Percentage ownership is calculated assuming the exercise of all warrants held by Beneficial

   Owners.

* Denotes beneficial ownership less than 1%.

(1) Mr. Katz’s address is 4911 NE 27th Street, Lighthouse Point, FL 33064.

(2) Dr. Tony Frudakis’ address is 900 Cocoanut Avenue, Sarasota, FL 34236.

(3) Mr. George Frudakis’ address is 7935 213th Street East, Bradenton, FL 34202.

(4) Mr. Scimeca’s address is 9040 Town Center Parkway, Bradenton, FL 34202.

(5) MKM Opportunity Master Fund, Ltd.’s address is c/o MKM Capital Advisors, LLC, 644 Broadway,

      4th Floor, New York, NY 10012.

(6) Does not include 2,857,144 shares of Common Stock, which may be issuable upon conversion of two

     Senior Secured Convertible Notes, which along with 3,575,239 Warrants, are convertible into a maximum of 9.9% or 5,869,252 shares of issued and outstanding Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our independent directors are Messrs. Fernandez and Relac and Dr. Alessi.  Our definition of “independent” is that of NASDAQ Marketplace Rule 4200(a)(15). However, the Company’s securities are not listed on any platform in the NASDAQ Stock Market.

Review, Approval or Ratification of Transactions with Related Persons

As a smaller reporting company, we are not required to report this information.

Transactions with Related Persons

At December 31, 2008 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $326,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at December 31, 2008 earns 6% annual interest compounded quarterly, and is due on demand.

The Company paid Rosemary A. Brothers, the wife of director Louis J. Brothers, $26,667 for administrative services.  Rosemary A. Brothers is, as of the filing date of this report, the Company’s only administrative employee.

Transactions with Promoters

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation (“QC1”) entered into a share exchange agreement with VFDS’ predecessor Pennsylvania corporation. Under the share exchange agreement, QC1 issued 40,000,000 shares of its common stock to VFDS shareholders for the acquisition of all of the outstanding capital stock of VFDS.  For financial accounting purposes, the exchange of stock was treated as a recapitalization of VFDS with the former shareholders of QC1 retaining 5,000,000 shares (or approximately 11%) of the public company.  Prior to the merger, QC1 was a reporting shell corporation with no operations. The share exchange was approved by QC1 and its sole shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and by VFDS’ board of directors and a majority of its shareholders.   QC1 changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation, and is referred to throughout this report as the “Company.”  The three shareholders of QC1 were the same shareholders of Coast To Coast Equity Group, Inc., which entered into a consulting agreement with the newly merged Company.

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

For a transaction on February 15, 2008, the Company on August 8, 2008 issued CTCEG 200,000 shares of restricted common stock to reimburse it for its assignment of 200,000 registered Class A warrants to Debra Elenson without compensation from Ms. Elenson. On or about February 15, 2008, Ms. Elenson exercised the warrants. The issue was conducted in a private transaction exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act.

For a May 8, 2008 transaction, the Company on August 8, 2008 issued 1,200,000 shares of restricted common stock to reimburse CTCEG’s principals Charles Scimeca and Tony Frudakis for their sale of 1,200,000 shares of registered Company stock to Daniel Katz at a discount to market to induce Mr. Katz to enter an investment banking agreement. The Company issued an additional 360,000 shares to CTCEG to compensate it for its federal tax liability. The issue was conducted in a private transaction exempt from registration pursuant to pursuant to Sections 4(2) or 4(6) of the Securities Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We have paid Sherb & Co., LLP $25,000 for auditing our financial statements for the years ended December 31, 2007 and 2006.  We are paying Hawkins Accounting $25,000 for auditing our financial statements for the years ended December 31, 2008.

Audit Related Fees

We have paid Sherb & Co., LLP $15,000 for the review of our quarterly financial statements, review of our Forms 10-QSB, 10-Q, and 8-K, and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings on engagements.

Tax Fees

None.

All Other Fees

None.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits are listed in the Index of Exhibits on page 63.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valley Forge Composite Technologies, Inc.

Date: April 15, 2009	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2009	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

Date: April 15, 2009	By:	/s/ Larry K. Wilhide
Larry K. Wilhide
Director

Date: April 15, 2009	By:	/s/ Andrew T. Gilinsky
Andrew T. Gilinsky
Director

Date: April 15, 2009	By:	/s/ Richard N. Relac
Richard N. Relac
Director

Date: April 15, 2009	By:	/s/ Dr. Victor E. Alessi
Dr. Victor E. Alessi
Director

Date: April 15, 2009	By:	/s/ Raul A. Fernandez
Raul A. Fernandez
Director

Date: April 15, 2009	By:	/s/ Eugene Breyer
Eugene Breyer
Director

INDEX OF EXHIBITS
Exhibit No.	Description
2.1 *	Share Exchange Agreement Between Quetzal Capital 1, Inc. and the Shareholders of Valley Forge Composite Technologies, Inc., dated July 6, 2006
3(i)(1)*	Articles of Amendment by Quetzal Capital 1, Inc.
4.3 *	Valley Forge Composite Technologies, Inc.’s Notice of Shareholder Action and Information Statement
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