Form 10-Q
period 2009-03-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2009-05-14
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2009
Common Stock, $.001 par value per share	51,415,349

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2009

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)	(1)
Current assets
Cash	$157,522	$305,179
Accounts receivable	-	9,492
Inventory	225,000	225,000
Prepaid expenses	130,012	203,002
Deposits with vendors	21,000	21,000
Total current assets	533,534	763,673
Property and equipment, net	48,212	51,623
Other assets:
Security deposit	5,535	5,535
Capitalized R&D costs, net of amortization of $36,104
and $24,409 at March 31, 2009 and December 31, 2008	197,792	219,681
Loan fees, net of amortization of $46,171 and $26,614 at
March 31, 2009 and December 31, 2008	188,514	208,071
Total other assets	391,841	433,287
Total Assets	$973,587	$1,248,583
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$232,146	$246,857
Customer deposit	103,950	-
Convertible debenture	42,000	42,000
Due to shareholder	326,558	326,558
Total current liabilities	704,654	615,415
Long-term debt, net of debt discount of $917,032 and $1,011,553
at March 31, 2009 and December 31, 2008	232,968	138,447
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized
52,882,016 issued but 51,415,349 outstanding at
March 31, 2009 and December 31, 2008	51,415	51,415
Additional paid-in capital	6,710,904	6,710,904
Accumulated deficit	(6,726,354)	(6,267,598)
Total shareholders' equity	35,965	494,721
Total Liabilities and Shareholders' Equity	$973,587	$1,248,583

(1) Derived from Audited Financial Statements

See the accompanying notes to the unaudited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2009	2008
Sales	$-	$-

Cost of sales	-	-

Gross Profit	-	-

Costs and expenses
Selling and administrative expenses	334,103	277,328
Stock based consulting	-	71,225
	334,103	348,553
Loss from operations	(334,103)	(348,553)

Other income
Interest expense	(124,710)	(8,920)
Investment income	57	150

Net loss	$(458,756)	$(357,323)

Loss per common share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding
Basic and Diluted	51,415,349	47,093,807

See the accompanying notes to the unaudited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(458,756)	$(357,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	34,663	3,420
Amortization of debt discount	94,521	-
Common stock issued for services	-	31,269
Fair value of warrants issued for consulting services	-	71,225
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	9,492	-
Inventory	-	(14,741)
Prepaid expenses	72,990	7,311
Vendor deposits	-	(43,445)
Increase (decrease) in:
Accounts payable and accrued expenses	(4,517)	53,609
Customer deposits	103,950	-

NET CASH USED IN OPERATING ACTIVITIES	(147,657)	(248,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(2,472)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	-	200,000
Proceeds from issuance of common stock per standby equity agreement	-	93,000
Repayment of note payable	-	(25)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	-	292,975

NET INCREASE (DECREASE) IN CASH	(147,657)	41,828
CASH AT BEGINNING OF PERIOD	305,179	88,656

CASH AT END OF PERIOD	$157,522	$130,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$42,259	$5,271

See the accompanying notes to the unaudited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At March 31, 2009, the Company’s cash deposits did not exceed the FDIC insured limits.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At March 31, 2009, the Company held no cash equivalent securities.

Inventories

The Company’s accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Raw materials	$-0-	$-0-
Work in process	-0-	-0-
Finished goods	225,000	225,000

	$225,000	$225,000

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

Advertising

Advertising costs are expensed as incurred. As of March 31, 2009 and 2008, advertising was $85,331 and $47,399, respectively.

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

The following sets forth the computation of earnings per share.

	For the Period Ended
	March 31,
	2009	2008

Net loss	$(458,756)	$(357,323)
Weighted average shares outstanding	51,415,349	47,093,807
Loss per share - basic and diluted	$(.01)	$(.01)

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

The Company’s common stock equivalents include the following:

	March 31,	December 31,
	2009	2008
Class A Warrants	2,800,000	2,800,000
Class B Warrants	958,500	958,500
Class C Warrants	1,000,000	1,000,000
Class D Warrants	1,857,146	1,857,146
Total common stock equivalents	6,615,646	6,615,646

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

On July 6, 2006 the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG. These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  On February 8, 2008, the Board of Directors extended the consulting and warranty agreement until May 13, 2010.  A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%.  A reconciliation of these related warrants issued and outstanding at March 31, 2009 is as follows:

Class A warrants outstanding at December 31, 2008	2,800,000
Granted	-
Exercised/forfeited	-
Class A warrants outstanding at March 31, 2009	2,800,000

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of July 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 as of March 31, 2009, and the impact was not material.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial *statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not believe the acceptance of SFAS 159 has a material impact on the financial statements.

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

In May of 2008, FASB issued FASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The Company does not believe this pronouncement will impact its financial statements.

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

 NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $6,726,354 at March 31, 2009, net losses in the period ended March 31, 2009 of $458,756 and cash used in operations during the period ended March 31, 2009 of $147,657. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 – INCOME TAXES

There was no income tax expense for the periods ended March 31, 2009 and 2008 due to the Company’s net losses.

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended March 31, 2009.

NOTE 4 - RELATED PARTY TRANSACTIONS

At March 31, 2009 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $326,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at March 31, 2009 earns 6% annual interest compounded quarterly, and is due on demand.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended March 31, 2009 and 2008 was $30,032 and $22,941, respectively.

The following is a schedule of future minimum lease payments required under the lease as of March 31, 2009:

Period Ending March 31	Amount
2010	$70,759
2011	67,764
2012	22,388

$160,911

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

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 Class B warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 and was declared effective on May 14, 2007.  On September 23, 2008, the Class B warrants’ contractual expiration date of November 13, 2007 has been extended to April 2, 2009 by decision of the board of directors.

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

Coast To Coast Equity Group, Inc., and Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly the shareholders of Quetzal Capital Funding 1, Inc.), are protected from dilution of their percentage ownership of the Company up to May 14, 2010, by resolution of the Board on February 8, 2008, which extended the termination date of the registration rights agreement and other agreements with these shareholders. Non-dilution rights, as defined by the registration rights agreement (incorporated by reference herein), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, will continue in effect for a period of two years from the effective date of this registration statement and are assignable in private transactions, provided that the shares are not sold in market transactions. The Company does not anticipate that it will offer any additional securities which would cause this provision to become effective prior to the applicable time limitations of the provisions. Accordingly, the Company believes that the non-dilution provision will have no accounting impact.

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM"), an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Series C Warrants (the "Warrants") to purchase up to 1,000,000 shares of the Company's common stock. The warrants are exercisable at an exercise price of 1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $41,096 to interest expense during the three months ended March 31,2009.

On September 29, 2008, the Company secured a second financing arrangement with MKM. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM was also issued Series D Warrants (the "Warrants") to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of $0.75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $53,425 to interest expense during the three months ended March 31, 2009.

Stock warrant activity for the period ended March 31, 2009 is summarized as follows:

	Number of	Weighted average
	shares	exercise price
Outstanding at December 31, 2008	6,615,646	$1.32
Granted	-	-
Exercised	-	-

Outstanding at March 31, 2009	6,615,646	$1.32

The following table summarizes the Company's Class A, B, C, D and E stock warrants outstanding at March 31, 2009:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Exercise Price	Number	Life	Price
$1.00	800,000	1.15	$1.00
$1.50	1,000,000	1.15	$1.50
$2.00	1,000,000	1.15	$2.00
$1.50	958,500	0.01	$1.50
$1.61	1,000,000	6.25	$1.61
$0.75	1,857,146	6.50	$0.75

NOTE 8- REGISTRATION RIGHTS AGREEMENTS

Pursuant to the terms of a registration rights agreement entered into on July 6, 2006, the Company agreed to file a registration statement covering the shares of common stock underlying the securities issued to CTCEG and to private securities purchasers (the unit purchasers), and to register for resale the 5,000,000 shares owned by Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly QCF1), no later than 30 days after the Company obtains a shareholder base of 35 shareholders, and to use its best efforts to have the registration statement declared effective with the SEC within 180 days of the filing date. If the Company did not meet the scheduled filing date, it had agreed to pay liquidated damages as required in the registration rights agreement. Similar registration rights applied to the Company’s sales of securities in a private placement transaction occurring between August 2006 and November 2006. Management timely filed the Form SB-2 registration agreement with the Securities and Exchange Commission (SEC) on November 14, 2006, and the SEC declared the registration effective on May 14, 2007, which was the first business day after the 180-day period expired. Accordingly, liquidated damages have not been accrued as of the balance sheet date. Nevertheless, the registration rights agreement with QCF1 expires on May 14, 2010 after being extended by Board resolution on February 8, 2008.

Pursuant to the terms of the August-November 2006 private placement agreement, the Company agreed to obtain a trading symbol from the NASD within three (3) months after the effective date of the Company’s registration statement registering the private placement securities, and, if it failed to do so, the Company agreed that it would undertake to locate and merge with a company having a public quote for its common stock within the seven (7) month period following the effective date of the Company’s Registration Statement, and, failing the ability to merge timely with a trading company, the Company had agreed to rescind the Purchasers’ investments. The Company obtained a trading symbol for its common stock on July 9, 2007.  Accordingly, damages have not been accrued as of the balance sheet date.

NOTE 9 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	Estimated	March 31,	December 31,
	Life	2009	2008
Office equipment	5 years	$52,674	$52,674
Furniture and fixtures	7 years	49,564	49,564
		102,238	102,238
Less accumulated depreciation		(54,026)	(50,615)

		$48,212	$51,623

Depreciation expense for the three months ended March 31, 2009 and 2008 was $3,411 and $3,420, respectively.

NOTE 10 – CAPITALIZED R&D COSTS

	March 31,	December 31,
	2009	2008
Capitalized R&D costs	$233,896	$244,090
Less accumulated amortization	(36,104)	(24,409)

	$197,792	$219,681

Amortization for the three months ending March 31, 2009 and 2008 was $11,695 and $-0-, respectively.

Capitalized R&D costs are being amortized over 5 years.

NOTE 11 – LOAN FEES

	March 31,	December 31,
	2009	2008
Loan fees	$234,685	$234,685
Less accumulated amortization	(46,171)	(26,614)

	$188,514	$208,071

Amortization for the three months ending March 31, 2009 and 2008 was $19,557 and $-0-, respectively.

Loan fees are being amortized over the terms of the loans which are 36 months.

NOTE 12 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $74,371 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 12.42% per annum and call for total minimum monthly installment payments of $1,853 as of March 31, 2009. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2009, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 13 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM"), an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Series C Warrants (the "Warrants") to purchase up to 1,000,000 shares of the Company's common stock. The warrants are exercisable at an exercise price of $1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $41,096 to interest expense during the three months ended March 31, 2009.

On September 29, 2008, the Company secured a second financing arrangement with MKM, and other unrelated individuals. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Series D Warrants (the "Warrants") to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of $0.75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $53,425 to interest expense during the three months ended March 31, 2009.

The promissory notes are as follows:

	March 31,	December 31,
	2009	2008
Notes payable	$1,150,000	$1,150,000
Less: principal payments	-	-
Notes payable outstanding at March 31, 2009 and December 31, 2008	1,150,000	1,150,000
Less: unamortized discount on notes payable	(917,032)	(1,011,553)
Notes payable, net	232,968	138,447
Less current portion	-	-
Notes payable, net of discount of $917,032, less current portion	$232,968	$138,447

NOTE 14 – CUSTOMER DEPOSIT

On March 17, 2009, VFA entered into an agreement to manufacture certain satellite components for $221,000.  As of March 31, 2009, the Company had received $103,950 in cash and had not delivered the product to the customer.

NOTE 15 – STANDBY EQUITY AGREEMENT

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

As of March 31, 2009, the Company had sold 333,333 shares for $500,000.

NOTE 16– STOCK COMPENSATION

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

NOTE 17 – SUBSEQUENT EVENTS

The Company’s Board of Directors on April 8, 2009 was made aware that certain shareholders, particularly certain shareholders who purchased our units in the fall of 2006, and Charles Scimeca who is the president of Coast To Coast Equity Group, Inc. and a direct shareholder and Class A warrant holder, may wish to sue the Company and/or its board of directors for the Company’s failure to complete the development of THOR and its failure to sell an ODIN unit and may allege that Mr. Brothers promised certain individual shareholders that the products would be finished and sales made by dates certain. However, no specific allegations have been made, nor have any legal theories of liability been presented to the Company, except that Coast To Coast Equity Group, Inc. has indicated that it may also seek approximately $50,000 in claimed unreimbursed expenses for consulting services in addition to claims it may seek as a shareholder. The Company is evaluating the merits and materiality of these unasserted claims and its options.  No amounts have been reserved for these unasserted claims.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report and in conjunction with our Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on April 15, 2009.

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

Liquidity and Capital Resources

Between December 31, 2008 and March 31, 2009, our capital requirements have largely been met through sales of securities and debt financing. In March, 2009, we recorded a customer deposit of $103,950.  Until we are able to generate significant revenues from our core homeland security-related detection technologies, we anticipate being dependent on sales of securities to finance our ongoing capital requirements. The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years and had a net loss of $458,756 for the three months ended March 31, 2009. Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the three months ended March 31, 2009 we received cash proceeds of $103,950 from customer deposits.

For the year ended December 31, 2008, we received cash proceeds from sales of our common stock of $343,000.

Management intends to finance our 2009 operations primarily with the revenue from product sales, and any cash short falls will be addressed through equity financing, if available. Management expects revenues will be realized but not to the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,000,000 during the next 12 months to satisfy our cash requirements of approximately $83,333 per month. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We have insufficient financing commitments in place to meet our expected cash requirements for 2009, and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2009, then we may be required to reduce our expenses and scale back our operations.

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under non-cancelable operating leases, expiring August 2011(five year lease) and December 2010 (37 month lease), respectively. Base rent is $5,807 per month with an annual rent escalator of 3%. At March 31, 2009, future minimum payments for operating leases related to our office and warehouse facilities were $160,911 through August 2011.

Our total current liabilities increased to $704,654 at March 31, 2009 compared to $615,415 at December 31, 2008. Our total current liabilities at March 31, 2009 included accounts payable and accrued expenses of $232,146, customer deposits of $103,950, convertible debentures of $42,000 and a loan from shareholder of $326,558.

Results of Operations

The following discussions are based on the unaudited consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the three months ended March 31, 2009, and 2008, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY COMPARISON OF OPERATING RESULTS

	Three months ended March 31,
	2009	2008
Gross profit	$-	$-
Total operating expenses	334,103	348,553
Loss from operations	(334,103)	(348,553)
Total other income (expense)	(124,653)	(8,770)
Net income (loss)	(458,756)	(357,323)
Net income (loss) per share	$(0.01)	$(0.01)

Our operating expenses have generally decreased from the three months ended March 31, 2008 compared with the three months ended March 31, 2009.  The major components of our operating expenses consist of selling and administrative expense and stock based consulting for the comparable reporting periods.  For the three months ended March 31, 2009 and March 31, 2008, our selling and administrative expenses were $334,103 and $277,328, respectively, while our stock based consulting expenses were $0 and $71,225, respectively.

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

The following chart provides a breakdown of our sales in 2009 and 2008.

	March 31,	March 31,
	2009	2008

Valley Forge Detection Systems, Inc.	-	-
Valley Forge Aerospace, Inc.	-	-
Valley Forge Imaging, Inc.	-	-
Valley Forge Emerging Technologies, Inc.	-	-
Totals per financial statements:	-	-

Our total operating expense was $334,103 for the three months ended March 31, 2009 and $348,553 for the three months ended March 31, 2008.

Our average monthly cost of operations from January 2009 through March 2009 was $111,368.

As of March 31, 2009, we have approximately $157,522 in cash remaining. Of this amount, $157,522 is available for use as payroll expense pursuant to the terms of the investment agreements entered into with purchasers of units in the Unit Offering.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for one month, at which time we will have to obtain additional capital funding. Thus, our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from sales of the ODIN ULDRIS unit; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources. While the receipt of purchase orders for the THOR will dictate our initial production needs, the timing of the government approval process is largely out of our control. Likewise, we are continuing to market and to obtain internationally accepted radiation testing of the ODIN ULDRIS system and do not have a forecast of how long it may take to realize revenues from any sales of such units.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, security deposits, due to shareholders, accounts payables, accrued expenses, and a convertible debenture. The carrying values of these financial instruments approximate the fair value due to their short term maturities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2009 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on these criteria.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Valley Forge Composite Technologies, Inc. v. Randall Broadright and Mary Katherine Broadright, Civil Action No. 2:08-cv-00187-WOB (E.D. KY)

On August 29, 2008, the Company filed suit in Kenton Circuit Court, Covington, Kentucky, against Randall and Mary Katherine Broadright, two former employees of the Company.  The suit sought injunctive relief for the return of proprietary Company property and the prevention of sale of the defendants’ Company stock and for compensatory damages. The defendants removed the suit to the U.S. District Court for the Eastern District of Kentucky and filed a counter-claim against the Company for back pay and damages for the refusal of the Company to release their Company common stock.  The case settled in March 2009 with all claims being dismissed by both parties and with the Company agreeing to release restrictive legends on 300,000 shares of Company stock owned by the defendants.

We reported the settled status of this litigation in our Form 8-K filed on May 6, 2009.

Valley Forge Composite Technologies, Inc. v. National Concept Licensing, Inc., Marvin Moore, Cindy L. Seide and Richard S. Gold, Civil Action No. 2:08-cv-00046-WOB (E.D. KY)

On April 30, 2009, the Company and the defendants named in the above civil suit agreed to the terms of a settlement.  The settlement, which provides for no admissions of liability by any party, provides that the defendants shall pay a total of $55,000 with the first payment being in the amount of $1,750 and followed by three quarterly installments each in the amount of $13,750.  The payments are personally guaranteed by defendant Richard S. Gold. Upon execution of settlement documents, all individual defendants will be dismissed with prejudice and defendant National Concept Licensing, Inc. will be dismissed without prejudice.

The civil suit was filed on March 18, 2008 in the U.S. District Court for the Eastern District of Kentucky against National Concept Licensing, Inc., Marvin Moore, Cindy L. Seide, and Richard S. Gold, jointly and severally, and sought the recovery of $105,000 in funds paid to the defendants to produce a television commercial and to obtain suitable time slots for a national television advertising campaign.  The services promised by the defendants were not delivered.  The Company had sought, in addition to the $105,000 paid to the defendants, special or consequential damages, costs, pre-judgment interest, attorneys’ fees, and such other and further relief that the court deemed just and proper.

We reported the settled status of this litigation in our Form 10-K for the year ending December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: May 13, 2009	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)