Form 10-Q
period 2009-06-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2009-08-13
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009

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

Large accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common Stock, $.001 par value per share	54,115,349

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2009

INDEX

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2009	2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash	$84,725	$305,179
Accounts receivable	166,788	9,492
Inventory	225,000	225,000
Prepaid expenses	103,423	203,002
Deposits with vendors	21,000	21,000
Total current assets	600,936	763,673

Property and equipment, net	44,800	51,623

Other assets:
Security deposit	5,535	5,535
Capitalized R&D costs, net of amortization of $47,799 and $24,409
at June 30, 2009 and December 31, 2008	186,098	219,681
Loan fees, net of amortization of $65,728 and $26,614
at June 30, 2009 and December 31, 2008	168,957	208,071
Total other assets	360,590	433,287

Total Assets	$1,006,326	$1,248,583

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$340,760	$246,857
Convertible debenture	42,000	42,000
Due to shareholder	326,558	326,558
Total current liabilities	709,318	615,415

Long-term debt, net of debt discount of $821,461 and $1,011,553
at June 30, 2009 and December 31, 2008	328,539	138,447

Shareholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000
shares authorized; 54,782,016 issued but 53,315,349
outstanding at June 30, 2009, and 51,415,349 issued
and outstanding at December 31, 2008	53,315	51,415
Additional paid-in capital	7,249,104	6,710,904
Accumulated deficit	(7,333,950)	(6,267,598)
Total shareholders' equity (deficit)	(31,531)	494,721

Total Liabilities and Shareholders' Equity (Deficit)	$1,006,326	$1,248,583

(1) Derived from audited financial statements
See the accompanying notes to the unaudited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ending		For the six months ending
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$315,000	$132,000	$315,000	$132,000
Cost of sales	221,300	69,368	221,300	69,368

Gross Profit	93,700	62,632	93,700	62,632

Costs and expenses
Selling and administrative expenses	272,237	220,706	606,340	498,035
Warrant expense	302,600	-	302,600	-
Stock based consulting	-	71,225	-	142,450
	574,837	291,931	908,940	640,485

Loss from operations	(481,137)	(229,299)	(815,240)	(577,853)

Other income
Interest expense	(126,460)	(8,930)	(251,170)	(17,849)
Investment income	1	86	58	236

Net loss	$(607,596)	$(238,143)	$(1,066,352)	$(595,466)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and Diluted	52,125,239	48,173,206	51,772,255	47,633,507

See the accompanying notes to the unaudited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ending
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,066,352)	$(595,466)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	69,326	6,914
Amortization of debt discount	190,092	-
Common stock issued for services	-	31,269
Fair value of warrants issued	302,600	142,450
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(157,296)	(11,300)
Inventory	-	12,404
Prepaid expenses	99,579	33,595
Vendor deposits	-	(23,265)
Increase (decrease) in:
Accounts payable and accrued expenses	104,097	94,324
Customer deposits	-	(66,000)

NET CASH USED IN OPERATING ACTIVITIES	(457,954)	(375,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(3,831)

NET CASH USED IN INVESTING ACTIVITIES	-	(3,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants		200,000
Proceeds from issuance of common stock	237,500	143,000
Repayments of notes payable	-	(159,421)
Proceeds from shareholder loans	-	110,000

NET CASH PROVIDED FROM FINANCING ACTIVITIES	237,500	293,579

NET DECREASE IN CASH	(220,454)	(85,327)

CASH AT BEGINNING OF PERIOD	305,179	88,656

CASH AT END OF PERIOD	$84,725	$3,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$-	$-
Interest	$64,907	$10,553

See the accompanying notes to the unaudited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

The primary activity of VFI is to market and sell a personnel screening device known as ODIN.  On April 30, 2007, the Company signed an agreement with a distributor to become a re-seller of the ODIN.  The reseller agreement was terminated in January 2009.  However, in February 2009 the Company obtained authorization directly from the ODIN manufacturer to sell ODIN, and the Company has continued its efforts to market and sell ODIN.

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

The CRADA is presently scheduled for completion in 2009.  The Company will participate with DOE in the setting of performance criteria for THOR that the Company believes will enable THOR to be offered for sale to agencies of the United States and elsewhere assuming THOR’s successful performance as compared to criteria adopted by DOE.  Meanwhile, the Company has commenced efforts to commercialize THOR for sale in the international transportation security market.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Valley Forge Composite Technologies, Inc., a Florida corporation (the “Company”). The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At June 30, 2009, the Company’s cash deposits did not exceed the FDIC insured limits.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of six months or less to be cash equivalents. At June 30, 2009, the Company held no cash equivalent securities.

Inventories

The Company accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Raw materials	$-0-	$-0-
Work in process	-0-	-0-
Finished goods	225,000	225,000

	$225,000	$225,000

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

Advertising

Advertising costs are expensed as incurred. As of June 30, 2009 and 2008, advertising was $103,678 and $86,263, respectively.

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

The following sets forth the computation of earnings per share.

	For the Period Ended
	June 30,
	2009		2008

Net loss		$(1,066,352)		$(595,466)
Weighted average shares outstanding		51,772,255		47,633,507
Loss per share - basic and diluted	$	( .02)	$	( .01)

The Company’s common stock equivalents include the following:

	June 30,	December 31,
	2009	2008
Class A Warrants	2,800,000	2,800,000
Class B Warrants	-	958,500
Class C Warrants	1,000,000	1,000,000
Class D Warrants	1,857,146	1,857,146
Class F Warrants	1,900,000	-
Total common stock equivalents	7,557,146	6,615,646

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

On July 6, 2006 the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG. These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  On February 8, 2008, the Board of Directors extended the consulting and warranty agreement until May 13, 2010.  A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%.  A reconciliation of these related warrants issued and outstanding at June 30, 2009 is as follows:

Class A warrants outstanding at December 31, 2008	2,800,000
Granted	-
Exercised/forfeited	-
Class A warrants outstanding at June 30, 2009	2,800,000

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “ Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning July 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on July 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on July 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements.  The Company is currently determining what impact the application of SFAS 157 on July 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of July 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 as of June 30, 2009, and the impact was not material.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $7,333,950 at June 30, 2009, net losses in the period ended June 30, 2009 of $1,066,352 and cash used in operations during the period ended June 30, 2009 of $457,954. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

In 2003, the Company entered into a Cooperative Research and Development Agreement for the development of the THOR system, which is more fully described in Note 1.

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

NOTE 3 – INCOME TAXES

There was no income tax expense for the periods ended June 30, 2009 and 2008 due to the Company’s net losses.

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended June 30, 2009.

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2009 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $326,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at June 30, 2009 earns 6% annual interest compounded quarterly, and is due on demand.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended June 30, 2009 and 2008 was $53,991 and $43,937, respectively.

The following is a schedule of future minimum lease payments required under the lease as of June 30, 2009:

Period Ending June 30	Amount

2010	$71,274
2011	63,258
2012	8,955

$143,487

NOTE 6 - CONVERTIBLE DEBENTURE

On August 11, 2006, the Company issued a convertible debenture to Coast To Coast Equity Group, Inc. (“CTCEG”), in the amount of $42,000 in exchange for cash received.  This debenture matures upon the earlier of twelve months from the date of the closing of the merger between VFDS and CTCEG, which occurred on July 6, 2006, or upon the date of an “event of default” which would include any proceedings by VFDS to seek protection due to insolvency. On August 10, 2007, the Company and CTCEG agreed to extend the agreement for an additional twelve months ending July 6, 2008.  The stated interest rate is 4% per annum. The amounts due may be paid in cash or, upon mutual agreement of the parties, cash equivalents including but not limited to payment in the form of the Company’s common stock valued at $1.00 per share; or upon mutual agreement of the parties, CTCEG may apply amounts due toward the cash exercise of the 2,800,000 Class A warrants granted to CTCEG as stated in detail within the Consulting agreement as Share Based Payments which is described in Note 1.

NOTE 7 – SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1.

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 Class B warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 and was declared effective on May 14, 2007.  On September 23, 2008, the Class B warrants’ contractual expiration date of November 13, 2007 was extended to April 2, 2009 by decision of the board of directors and was not renewed thereafter.

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

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Series C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants are exercisable at an exercise price of $1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $82,648 to interest expense during the six months ended June 30, 2009. Subsequently, on May 27, 2009, the Company reduced the exercise price of the Series C warrants to $0.20 per share from $1.61 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM was also issued Series D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of $0.75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $107,443 to interest expense during the six months ended June 30, 2009. Subsequently, on May 27, 2009, the Company reduced the exercise price of the Series D warrants to $0.20 per share from $0.75 per share.

On May 27, 2009 the Company issued 1,900,000 shares of common stock to MKM Capital Advisors and individual investors for $237,500 in cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Series F Warrants  to purchase up to 1,900,000 shares of the Company’s common stock.  A total of $302,600 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.16; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 254.69%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72%.  In addition, on May 27, 2009, the Company reduced the exercise price of the Series D warrants to $0.20 per share from $0.75 per share.

Stock warrant activity for the period ended June 30, 2009 is summarized as follows:

		Weighted average
	Number of shares	exercise price

Outstanding at December 31, 2008	6,615,646	$1.32
Granted	1,900,000	.20
Forfeited	(958,500)	1.50
Exercised	-	-

Outstanding at June 30, 2009	7,557,146	$0.69

The following table summarizes the Company's Class A, C, D and F stock warrants outstanding at June 30, 2009:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Exercise Price	Number	Life	Price

$1.00	800,000	0.90	$1.00
$1.50	1,000,000	0.90	$1.50
$2.00	1,000,000	0.90	$2.00
$0.20	1,000,000	6.00	$0.20
$0.20	1,857,146	6.25	$0.20
$0.20	1,900,000	5.00	$0.20

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

NOTE 9 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	Estimated	June 30,	December 31,
	Life	2009	2008

Office equipment	5 years	$52,674	$52,674
Furniture and fixtures	7 years	49,564	49,564
		102,238	102,238
Less accumulated depreciation		(57,438)	(50,615)

		$44,800	$51,623

Depreciation expense for the six months ended June 30, 2009 and 2008 was $6,822 and $6,914, respectively.

NOTE 10 – CAPITALIZED R&D COSTS

	June 30,	December 31,
	2009	2008

Capitalized R&D costs	$233,896	$244,090
Less accumulated amortization	(47,798)	(24,409)

	$186,098	$219,681

Amortization for the six months ending June 30, 2009 and 2008 was $23,389 and $-0-, respectively.

Capitalized R&D costs are being amortized over 5 years.

 NOTE 11 – LOAN FEES

	June 30,	December 31,
	2009	2008

Loan fees	$234,685	$234,685
Less accumulated amortization	(65,728)	(26,614)

	$168,957	$208,071

Amortization for the six months ending June 30, 2009 and 2008 was $39,114 and $-0-, respectively.

Loan fees are being amortized over the terms of the loans which are 36 months.

NOTE 12 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $92,118 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 16.66% per annum and call for total minimum monthly installment payments of $2,383 as of June 30, 2009. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2009, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 13 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Series C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants were exercisable at an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Series C Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $82,648 to interest expense during the six months ended June 30, 2009.

On September 29, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC an unaffiliated accredited institutional investor and other unrelated individuals. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Series D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants were exercisable at an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Series D Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $107,443 to interest expense during the six months ended June 30, 2009.

The promissory notes are as follows:

	June 30,	December 31,
	2009	2008

Notes payable	$1,150,000	$1,150,000
Less: principal payments	-	-
Notes payable outstanding at June 30, 2009 and December 31, 2008	1,150,000	1,150,000
Less: unamortized discount on notes payable	(821,461)	(1,011,553)
Notes payable, net	328,539	138,447
Less current portion	-	-
Notes payable, net of discount of $821,461and $1,011,553, less current portion	$328,539	$138,447

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

As of June 30, 2009, the Company had sold 333,333 shares for $500,000.

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

NOTE 16– SUBSEQUENT EVENT

Sales Contracts

In July and August of 2009, the Company received orders from an international company for various aerospace products to be delivered over the next six months totaling more than $1,500,000.

Common Stock Issuance

On or about August 10, 2009 the Company received payment to issue 800,000 shares of common stock to individual investors for $100,000 in cash ($92,000 net after expenses).  In connection with the common stock purchase, the individual investors were issued Series G Warrants to purchase up to 800,000 shares of the Company’s common stock.  A total of $151,715 will be expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.19; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 277.01%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2009 and 2008 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report and in conjunction with our Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on April 15, 2009.

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

Liquidity and Capital Resources

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  Between December 31, 2008 and June 30, 2009, our capital requirements have largely been met through sales of securities and debt financing.  For the six months ended June 30, 2009, we received cash proceeds of $384,410.  Of this amount, $237,500 was derived from a May 27, 2009 sale of 1,900,000 shares of common stock and $146,910 was derived from a product sale completed in June 2009.  Until we are able to generate significant revenues from our core homeland security-related detection technologies, we anticipate being dependent on sales of securities to finance our ongoing capital requirements.

We have incurred losses for the past two fiscal years and had a net loss of $1,066,352 for the six months ended June 30, 2009.  Our net loss of cash flows from operating activities for the six months ended June 30, 2009 was offset by adjustments resulting in $457,954 net cash used in operating activities, as compared with net cash used in operating activities of $375,075 for the six months ended June 30, 2008.  The Company had no cash flows from investing activities for the six months ended June 30, 2009, as compared with $3,831 of net cash used in investing activities for the six months ended June 30, 2008.  The Company had $237,500 net cash provided from financing activities for the six months ended June 30, 2009, derived solely from proceeds from issuance of common stock, as compared with $293,579 of net cash provided from financing activities for the period ended June 30, 2008, which was derived from exercise of warrants, issuance of common stock and shareholder loans, and offset by repayments of notes payable.  For the six months ended June 30, 2009, we had a net decrease in cash of $220,454, resulting in $84,725 cash on hand, as compared with a net decrease in cash of $85,327, resulting in $3,329 cash on hand for the six months ended June 30, 2008.

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

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 37 month non-cancelable operating lease, expiring August 2011 and December 2010, respectively. Base rent is $5,939 per month with an annual rent escalator of 3%. At June 30, 2009, future minimum payments for operating leases related to our office and manufacturing facilities were $143,488 through August 2011.

Our total current liabilities increased to $709,318 at June 30, 2009 compared to $615,415 at December 31, 2008. Our total current liabilities at June 30, 2009 included accounts payable and accrued expenses of $340,760, convertible debentures of $42,000 and a loan from shareholder of $326,558.

Results of Operations

The following discussions are based on the unaudited consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the six months ended June 30, 2009, and 2008, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-K for the year ended December 31, 2008.

	Six months ended June 30,
	2009	2008

Gross profit	$93,700	$62,632
Total operating expenses	908,940	640,485
Loss from operations	(815,240)	(557,853)
Total other income (expense)	(251,112)	(17,613)
Net income (loss)	(1,066,352)	(595,466)
Net income (loss) per share	$(0.02)	$(0.01)

Our operating expenses have generally increased from the six months ended June 30, 2008 compared with the six months ended June 30, 2009.  The major components of our operating expenses consist of selling and administrative expense and warrant expenses for the comparable reporting periods.  For the six months ended June 30, 2009 and June 30, 2008, our selling and administrative expenses were $606,340 and $640,485, respectively, while our warrant expenses were $302,600 and $-0-, respectively.

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

The following chart provides a breakdown of our sales in 2009 and 2008.

	June 30,	December 31,
	2009	2008

Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	315,000	132,000
Valley Forge Imaging, Inc.	-	-
Valley Forge Imaging Technologies, inc.	-	-
Totals per financial statements:	$315,000	$132,000

Our total operating expense was $908,940 for the six months ended June 30, 2009 and $1,703,434 for the year ended December 31, 2008.

Our average monthly cost of operations from January 2009 through June 2009 was $151,490.

As of June 30, 2009, we have approximately $84,725 in cash remaining. Of this amount, $84,725 is available for use as payroll expense pursuant to the terms of the investment agreements entered into with purchasers of units in the Unit Offering.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for one month, at which time we will have to obtain additional capital funding. Thus, our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from sales of the ODIN unit; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources. While the receipt of purchase orders for the THOR will dictate our initial production needs, the timing of the government approval process is largely out of our control. Likewise, we have just begun to market the ODIN system and do not have a forecast of how long it may take to realize revenues from any sales of such units.

Other than for general operational and payroll expenses, which may also include the payment of additional research and development and marketing expenses, the Company’s day-to-day operations are not expected to change materially until such time as we obtain the necessary government approvals to commence production and then the delivery of the first commercial THOR devices. We do not anticipate having significant additional research and development expenses during the next twelve months, but such expenses may be necessary to facilitate the demonstration of THOR’s compliance with as-yet unwritten Dept. of Energy performance criteria as a precursor to obtaining U.S. Government approvals before we can market the THOR system to agencies of the U.S. Government.

In the coming months, the Company will sharpen its estimates of its capital requirements based on the quantities of THOR and ODIN units ordered and based on reliable information enabling us to better predict when government approvals might be obtained for the THOR system.

Subsequent Events

Sales Contracts

In July and August of 2009, the Company received orders from an international company for various aerospace products to be delivered over the next six months totaling more than $1,500,000.

Common Stock Issuance

On or about August 10, 2009 the Company received payment to issue 800,000 shares of common stock to individual investors for $100,000 in cash ($92,000 net after expenses).  In connection with the common stock purchase, the individual investors were issued Series G Warrants to purchase up to 800,000 shares of the Company’s common stock.  A total of $151,715 will be expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.19; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 277.01%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72%.

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

ITEM 3. QUANTI TATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2009 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective based on these criteria.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Debra Elenson v. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 09-45262 CA 20 (Fla. 11 th Jud. Cir.)

On June 19, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The three-count complaint was filed on June 15, 2009 in circuit court in Miami-Dade County, Florida by shareholder Debra Elenson. The complaint alleges that the defendants committed fraud, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), and made negligent misrepresentations and seeks damages of $330,000 and attorney’s fees.  The complaint alleges that Mr. Brothers misrepresented to Ms. Elenson’s “significant other” the timetable in which the Company’s THOR LVX technology would receive government approvals and thereby induced Ms. Elenson to invest in the Company’s securities on two occasions commencing in 2006.  The Company and Mr. Brothers deny the allegations and have filed a motion to dismiss the complaint, however they can provide no assurances as to the manner or timing of other responses or as to the possible resolution of the matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered securities were previously reported on Form 8-K filed June 4, 2009.  All of such securities were offered and sold to accredited investors pursuant to an exemption from registration under Sections 4(2) or 4(6) of the Securities Act of 1933, as amended, and or pursuant to Regulation D Rule 506 because the aggregate offering price did not exceed the amount allowed under Rule 506, there was no advertising or public solicitation in connection with the transaction by the issuer or anyone acting on the issuer's behalf, and the Company filed the appropriate notice with the Commission.

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

10.1*	Registration Rights Agreement, dated July 6, 2006
10.2*	Consulting Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.3*	Warrant Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.4**	Form of Investment Letter
10.5***	Securities Purchase Agreement, dated July 3, 2008
10.6***	Senior Convertible Note, dated July 7, 2008
10.7***	Warrant to Purchase Common Stock, dated July 7, 2008
10.8†	Securities Purchase Agreement, dated September 29, 2008
10.9†	Senior Secured Convertible Note, dated September 29, 2008
10.10†	Warrant to Purchase Common Stock, dated September 29, 2008
10.11†	Security Agreement, dated September 29, 2008
10.12‡	Securities Purchase Agreement, dated May 27, 2009
10.13‡	Warrant to Purchase Common Stock, dated May 2009
10.14‡	Acknowledgement and Agreement, dated May 27, 2009
31.1	13a-14(a)-15d-14(a) Certification - Louis J. Brothers
31.2	13a-14(a)-15d-14(a) Certification - Louis J. Brothers
32.1	18 U.S.C. § 1350 Certification - Louis J. Brothers
32.2	18 U.S.C. § 1350 Certification - Louis J. Brothers

*

Incorporated by reference from Form 8-K filed on July 11, 2006.

**

Incorporated by reference from Form SB-2/A filed on May 3, 2007.

***

Incorporated by reference from Form 8-K filed on July 8, 2008.

†

Incorporated by reference from Form 8-K filed on September 30, 2008.

‡

Incorporated by reference from Form 8-K filed on June 4, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: August 13, 2009	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)