Form 10-Q/A
period 2008-09-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2009-11-16
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009
Common Stock, $.001 par value per share	54,568,920

Purpose of This Amendment

Our new principal accountants have concluded that the previously issued interim financial statements for the nine months ended September 30, 2008 included in our Report on Form 10-Q for the period ended September 30, 2008 should be adjusted to reclassify stock issued to consultants and the expense attributed to two projects in development. The results of these changes are as follows: Reclassification of $244,090 of inventory to capitalized R&D costs, expense of $200,989 of inventory as R&D expense, reduction of consulting expense related to the issuance of common stock by $4,616,223, and cancellation of 600,000 shares of previously issued common stock. Also, the Company has revised certain footnotes as they relate to the foregoing.

As a result, we restated our financial statements included in our Form 10-Q for the period ended September 30, 2008 to reflect the appropriate classifications.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC
CONSOLIDATED BALANCE SHEETS
		,
	September 30,	December 31
ASSETS	2008	2007
	(Unaudited)
Current assets
Cash	$601,313	$88,656
Accounts receivable	11,300	-
Inventory	225,000	460,114
Prepaid expenses	1,667	42,659
Deposits with vendors	21,000	222,735
Total current assets	860,280	814,164
Property and equipment, net	53,208	59,747
Other assets:
Security deposit	5,535	5,535
Capitalized R&D costs, net of amortization of $12,305 and $0
at September 30, 2008 and December 31, 2007	231,785	-
Loan fees, net of amortization of $7,157 and $0 at
September 30, 2008 and December 31, 2007	227,528	-
Total other assets	464,848	5,535

Total Assets	$1,378,336	$879,446

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$192,660	$128,381
Note payable	-	160,000
Deferred revenue	-	66,000
Convertible debenture	42,000	42,000
Due to shareholder	326,558	216,558
Total current liabilities	561,217	612,939
Long-term debt, net of debt discount of $1,108,174 and $0
at September 30, 2008 and December 31, 2007	41,826	-
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
51,415,349 and 46,708,833 issued and outstanding at
September 30, 2008 and December 31, 2007	51,415	46,956
Additional paid-in capital	6,326,904	4,638,394
Accumulated deficit	(5,603,027)	(4,418,843)
Total shareholders' equity	775,292	266,507

Total Liabilities and Shareholders' Equity	$1,378,336	$879,446

(1)

Derived from Audited Financial Statements

See the accompanying notes to the unaudited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ending		For the nine months ending
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$-	$-	$132,000	$-
Cost of sales	-	-	69,368	-

Gross Profit	-	-	62,632	-

Costs and expenses
Loss on shipped inventory	-	-	-	481,414
Selling and administrative expenses	527,771	563,508	1,025,806	988,793
Stock based consulting	-	71,225	142,450	213,675
	527,771	634,733	1,168,256	1,683,882

Loss from operations	(527,771)	(634,733)	(1,105,624)	(1,683,882)

Other income
Interest expense	(62,057)	(6,156)	(79,907)	(17,648)
Investment income	1,111	589	1,347	10,558

Net loss	$(588,717)	$(640,300)	$(1,184,184)	$(1,690,972)

Loss per common share
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted Average Common Shares
Outstanding Basic and Diluted	50,731,653	46,481,469	48,673,760	46,359,188

See the accompanying notes to the unaudited consolidated financial statements

   VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

	For the nine months ended
	September30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,184,184)	$(1,690,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	29,832	10,151
Amortization of debt discount	41,826
Loss on shipped inventory	-	481,414
Common stock issued for services	31,269	-
Fair value of warrants issued for consulting services	142,450	213,675
Stock based compensation	26,250	242,500
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(11,300)	-
Inventory	235,114	(89,282)
Prepaid expenses	40,992	(10,623)
Vendor deposits	201,735	(294,798)
Increase (decrease) in:
Accounts payable and accrued expenses	64,279	(141,676)
Deferred revenue	(66,000)	66,000
NET CASH USED IN OPERATING ACTIVITIES	(447,737)	(1,213,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized R&D costs	(244,090)	-
Capitalized loan fees	(234,685)	-
Purchases of equipment	(3,831)	(5,897)
NET CASH USED IN INVESTING ACTIVITIES	(482,606)	(5,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	200,000	-
Proceeds from issuance of common stock per standby equity agreement	93,000	-
Proceeds from issuance of common stock	50,000	542,750
Proceeds from long-term debt	1,150,000	-
Repayments of notes payable	(160,000)	-
Repayments to shareholder	-	(657)
Proceeds from shareholder loans	110,000	119,829
NET CASH PROVIDED FROM FINANCING ACTIVITIES	1,443,000	661,922

NET INCREASE (DECREASE) IN CASH	512,657	(557,586)
CASH AT BEGINNING OF PERIOD	88,656	683,997
CASH AT END OF PERIOD	$601,313	$126,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$10,553	$6,172

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

The following sets forth the computation of earnings per share.

	For the Period Ended
	September 30,
	2008		2007
Net loss		$(1,184,184)		$(1,690,972)
Weighted average shares outstanding		48,673,760		46,359,188
Loss per share - basic and diluted	$	( .02)	$	( .04)

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s common stock equivalents include the following:

	September 30,	December 31,
	2008	2007
Class A Warrants	2,800,000	3,000,000
Class B Warrants	958,500	958,500
Class C Warrants	1,000,000	-
Class D Warrants	1,857,146	-
Total common stock equivalents	6,615,646	3,958,500

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

 NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $5,603,027 at September 30, 2008, net losses in the period ended September 30, 2008 of $1,184,184 and cash used in operations during the period ended September 30, 2008 of $447,738. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 7 – SHAREHOLDERS’ EQUITY

Stock warrant activity for the period ended September 30, 2008 is summarized as follows:

		Weighted average
	Number of shares	exercise price
Outstanding at December 31, 2007	3,958,500	$1.50
Granted	2,857,146	1.05
Exercised	(200,000)	(1.00)

Outstanding at September 30, 2008	6,615,646	$1.32

The following table summarizes the Company's Class A, B, C, D and E stock warrants outstanding at September 30, 2008:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Excercise Price	Number	Life	Price
$1.00	800,000	1.65	$1.00
$1.50	1,000,000	1.65	$1.50
$2.00	1,000,000	1.65	$2.00
$1.50	958,500	0.25	$1.50
$1.61	1,000,000	6.75	$1.61
$0.75	1,857,146	7.00	$0.75

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

NOTE 9 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	Estimated	September 30,	December 31,
	Life	2008	2007
Office equipment	5 years	$50,705	$50,551
Furniture and fixtures	7 years	49,564	45,887
		100,269	96,438
Less accumulated depreciation		(47,061)	(36,691)

		$53,208	$59,747

Depreciation expense for the months ending September 30, 2008 and 2007 was $10,370 and $10,151, respectively.

NOTE 10 – CAPITALIZED R&D COSTS

	September 30,	December 31,
	2008	2007
Capitalized R&D costs	$244,090	$-
Less accumulated amortization	(12,305)	-

	$231,785	$-

Amortization for the nine months ending September 30, 2008 and 2007 was $12,305 and $-0-, respectively.

Capitalized R&D costs are being amortized over 5 years.

NOTE 11 – LOAN FEES

	September 30,	December 31,
	2008	2007
Loan fees	$234,685	$-
Less accumulated amortization	(7,157)	-

	$227,528	$-

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

NOTE 17 – RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the audit of our financial statements for the year ended December 31, 2008, our new principal accountants concluded that the previously issued interim financial statements for the nine months ended September 30, 2008 included in our Report on Form 10-Q for the period ended September 30, 2008 should be adjusted to reclassify stock issued to consultants and the expense attributed to two projects in development. The results of these changes are as follows: Reclassification of $244,090 of inventory to capitalized R&D costs, expense of $200,989 of inventory as R&D expense, reduction of consulting expense related to the issuance of common stock by $4,616,223, and cancellation of 600,000 shares of previously issued common stock. Also, the Company has revised certain footnotes as they relate to the foregoing.  Accordingly, we have adjusted our financial statements for the period ended September 30, 2008 to reflect the reclassifications required by our principal accountant.

Our financial statements included in our Form 10-K filed for the year ended December 31, 2008 include the effects of the restatement made to our September 30, 2008 financial statements.

A summary of the effects of the restatement is as follows:

NOTE 17 – RESTATEMENT OF FINANCIAL STATEMENTS

Effects of the Restatement

For the three months ending September 30, 2008

	Previously	Net	As
	Reported	Change	Restated
Selling and administrative expenses	$3,359,478	(2,831,707)	$527,771
Stock based consulting	1,571,223	(1,571,223)	-
Loss from operations	4,930,701	4,402,930	527,771
Net loss	$4,991,647	$4,402,930	$$588,717

For the nine months ending September 30, 2008

	Previously Reported	Net Change	As Restated
Consolidated Balance Sheet:
Inventory	$ 670,078	$ 445,078	$ 225,000
Total Current Assets	$ 1,305,358	$ 445,078	$ 860,280
Capitalized R&D Costs	$ -	$ (231,785)	$ 231,785
Total Assets	$ 1,591,629	$ 213,293	$ 1,378,336
$ -
Common Stock	$ 52,015	$ 600	$ 51,415
Additional Paid in Capital	$ 10,942,527	$ 4,615,623	$ 6,326,904
Accumulated Deficit	$(10,005,956)	$(4,402,929)	$(5,603,027)
Total shareholders' equity	$ 988,586	$ 213,294	$ 775,292
Total liabilities and shareholders' equity:	$ 1,591,629	$ 213,293	$ 1,378,336

Consolidated statements of operations:
Selling and administrative expenses	$ 3,857,512	$ 2,831,706	$ 1,025,806
Stock based consulting	$ 1,713,673	$ 1,571,223	$ 142,450
Loss from operations	$ 5,508,553	$ 4,402,929	$ 1,105,624
Net loss	$ 5,587,113	$ 4,402,929	$ 1,184,184

Consolidated statements of cash flows:
Net loss	$ (5,587,113)	$(4,402,929)	$(1,184,184)
Depreciation and amortization expense	$ 17,527	$ (12,305)	$ 29,832
Common stock issued for services	$ 3,076,269	$ 3,045,000	$ 31,269
Fair value of warrants issued for consulting services	$ 1,713,673	$ 1,571,223	$ 142,450
Inventory	$ (209,964)	$ (445,078)	$ 235,114
Net cash used in operations	$ (691,827)	$ (244,090)	$ (447,737)
Capitalized R&D costs	$ -	$ 244,090	$ (244,090)
Capitalized loan fees	$ -	$ 234,685	$ (234,685)
Net cash used in investing activities	$ (3,831)	$ 478,775	$ (482,606)
Proceeds from long-term debt	$ 915,315	$ (234,685)	$ 1,150,000
Net cash provided by financing activities	$ 1,208,315	$ (234,685)	$ 1,443,000

NOTE 18 – SUBSEQUENT EVENTS

Common Stock Rescission

On November 12, 2008, the Company's Board of Directors authorized the rescission of a transaction involving 866,667 shares of common stock issued to Coast to Coast Equity Group. Coast to Coast Equity Group approved the rescission following subsequent review of the price protection mechanism that triggered the issuances in July 2008. This rescission has no impact on the Statement of Operations or Shareholders’ Equity.

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

Restatement of September 30, 2008 Financial Statements

In connection with the audit of our December 31, 2008 financial statements by our new principal accountants, our new principal accountants, Hawkins Accounting, required us to adjust the financial statements for the period ended September 20, 2008 to reclassify stock issued to consultants and the expense attributed to two projects in development, i.e., THOR and ODIN. The adjustments affect our Form 10-Q filed for the period ending September 30, 2008. The Company does not have an audit committee.

The results of these changes are as follows: Reclassification of $244,090 of inventory to capitalized R&D costs, expense of $200,989 of inventory as R&D expense, reduction of consulting expense related to the issuance of common stock by $4,616,223, and cancellation of 600,000 shares of previously issued common stock.

For the three months ended September 30, 2008, the adjustments have the affect of decreasing selling and administrative expenses from $3,359,478 to $527,771; stock based consulting from $1,571,223 to $0; loss from operations from $4,930,701 to $527,771, and the net loss from $4,991,647 to $588,717.

For the nine months ended September 30, 2008, the adjustments affect our balance sheet by decreasing inventory from $670,078 to $225,000; decreasing total assets from $1,305,358 to $860,280; increasing capitalized R&D costs from $0 to $231,785; increasing common stock from $52,015 to $51,415; deceasing paid-in capital from $10,942,527 to $6,326,904; decreasing accumulated deficit from ($10,005,956) to ($5,603,027); and decreasing shareholders’ equity from $988,586 to $775,292.

For the nine months ended September 30, 2008, the adjustments affect our consolidated statement of operations of decreasing selling and administrative expenses from $3,857,512 to $1,025,806; stock based consulting from $1,713,673 to $142,450; loss from operations from $5,508,553 to $1,105,624, and the net loss from $5,587,113 to $1,184,184.

For the nine months ended September 30, 2008, the adjustments affect our consolidated statements of cash flows of decreasing our net loss from ($5,587,113) to ($1,184,184); increasing depreciation and amortization expense from $17,527 to $29,832; decreasing common stock issued for services from $3,076,269 to $31,269; decreasing the fair value of warrants issued for consulting services from $1,713,673 to $142,450; increasing inventory from ($209,964) to $235,114; decreasing net cash used in operations from ($691,827) to ($447,737); decreasing capitalized R&D costs from $0 to ($244,090); decreasing capitalized loan fees from $0 to ($234,686); increasing the loss in net cash used in investing activities from ($3,831) to ($482,606); increasing the proceeds from long term debt from $915,315 to $1,150,000; and increasing net cash provided by financing activities from $1,208,315 to $1,443,000.

The restated financial information is contained in the Company’s financial statements for December 31, 2008, which are contained in the Company’s Form 10-K filed on April 15, 2009.

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

We have incurred losses for the past two fiscal years and had a net loss of $1,184,184 for the nine months ended September 30, 2008. Our auditors have expressed substantial doubt that we can continue as a going concern.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the nine months ended September 30, 2008 we received net cash proceeds of $120,700 from revenues, $343,000 from sales of our common stock and $1,260,000 in debt financing.

For the year ended December 31, 2007, we received cash proceeds from debt financing of $160,000 and sales of our common stock of $914,000.

For the nine months ended September 30, 2008 we issued 4,459,516 shares.  For the year ended December 31, 2007 we issued 659,333 shares for services. Management anticipates that we will continue to issue shares for services in the short term.

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

Our total current liabilities decreased to $561,218 at September 30, 2008 compared to $612,939 at December 31, 2007. Our total current liabilities at September 30, 2008 included accounts payable and accrued expenses of $192,660, convertible debentures of $42,000 and a loan from shareholder of $326,558.

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

SUMMARY COMPARISON OF OPERATING RESULTS
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Gross Profit	$-	$-	$62,632	$-
Total operating Expenses	527,771	634,733	1,168,256	1,683,882
Loss from operations	(527,771)	(634,733)	(1,105,624)	(1,683,882)
Total other income (expense)	(60,946)	(5,567)	(78,560)	(7,090)
Net income (loss)	(588,717)	(640,300)	(1,184,184)	(1,690,972)
Net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Our operating expenses have generally increased from the three and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2008.  The major components of our operating expenses consist of selling and administrative expense and stock based consulting for the comparable reporting periods.  For the three months ended September 30, 2008 and September 30, 2007, our selling and administrative expenses were $527,771 and $563,508, respectively, while our stock based consulting expenses were $0 and $71,225, respectively.  For the nine months ended September 30, 2008 and September 30, 2007, our selling and administrative expenses were $1,025,806 and $988,793, respectively, while our stock based consulting expenses were $142,450 and $213,675, respectively.

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

Our total operating expense was $1,168,256 for the nine months ended September 30, 2008 and $1,998,412 for the year ended December 31, 2007.

Our average monthly cost of operations from January 2008 through September 2008 was $122,849. Excluding, non-cash charges of $142,450 for stock based consulting, $31,269 for issuances of common stock for services, and $26,250 in stock based compensation, the monthly cost of operations from January 2008 through September 2008 was $100,631.

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting

PART II:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2008, we issued 62,000 shares of common stock for $93,000 in cash to Coast To Coast Equity Group pursuant to the Standby Equity Agreement.  On January 28, 2008, we issued 10,000 shares of common stock to a third party as a retainer for investment banking services.  On February 25, 2008, we issued 200,000 shares of common stock for $200,000 pursuant to the exercise of 200,000 Class A warrants.  On March 20, 2008, we issued 2,516 shares of common stock to a third party for advertising services.  On May 6, 2008, we issued 1,560,000 shares of common stock for $50,000 in cash to Coast To Coast Equity Group.  On July 3, 2008 we issued 200,000 shares of common stock to Coast To Coast Equity Group for consulting services.  On July 14, 2008, we issued 1,500,000 shares of common stock for consulting services to a third party.  On August 1, 2008, we issued 25,000 shares of common stock to an employee as compensation.  On August 14, 2008, we issued 900,000 shares of common stock to a third party for consulting services.

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

10.1*	Registration Rights Agreement, dated July 6, 2006

10.2*	Consulting Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006

10.3*	Warrant Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006

10.4**	Form of Investment Letter

31.1	13a-14(a)-15d-14(a) Certification - Louis J. Brot hers

31.2	13a-14(a) -15d-14(a) Certification - Louis J. Brothers

32.1	18 U.S.C. § 1350 Certification - Louis J. Brothe rs

32.2	18 U.S.C. § 1350 Certification - Louis J. Brothers

* Incorporated by reference from Form 8-K filed on July 11, 2006.

** Incorporated by reference from Form SB-2/A filed on May 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: November 13, 2009	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)