Form 10-Q
period 2009-09-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2009-11-16
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2009

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2009	2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash	$902,296	$305,179
Accounts receivable	2,000	9,492
Inventory	225,000	225,000
Prepaid expenses	77,072	203,002
Deposits with vendors	21,000	21,000
Total current assets	1,227,368	763,673

Property and equipment, net	43,470	51,623

Other assets:
Security deposit	5,535	5,535
Capitalized R&D costs, net of amortization of $59,493 and $24,409
at September 30, 2009 and December 31, 2008	174,403	219,681
Loan fees, net of amortization of $85,285 and $26,614
at September 30, 2009 and December 31, 2008	149,400	208,071
Total other assets	329,338	433,287

Total Assets	$1,600,176	$1,248,583

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$130,129	$246,857
Deferred revenue	1,124,373	-
Convertible debenture	42,000	42,000
Due to shareholder	216,558	326,558
Total current liabilities	1,513,060	615,415

Long-term debt, net of debt discount of $626,027 and $1,011,553
at September 30, 2009 and December 31, 2008	373,973	138,447

Shareholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000
shares authorized; 54,568,920 and 51,415,349 shares
issued and outstanding at September 30, 2009 and
December 31, 2008	54,569	51,415
Additional paid-in capital	7,645,223	6,710,904
Accumulated deficit	(7,986,649)	(6,267,598)
Total shareholders' equity (deficit)	(286,857)	494,721

Total Liabilities and Shareholders' Equity (Deficit)	$1,600,176	$1,248,583

(1) Derived from audited financial statements
See the accompanying notes to the unaudited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ending		For the nine months ending
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$-	$-	$315,000	$132,000
Cost of sales	-	-	221,300	69,368

Gross Profit	-	-	93,700	62,632

Costs and expenses
Selling and administrative expenses	282,136	527,771	888,476	1,025,806
Warrant expense	143,623	-	446,223	-
Stock based consulting	-	-	-	142,450
	425,759	-	1,334,699	1,168,256

Loss from operations	(425,759)	(527,771)	(1,240,999)	(1,105,624)

Other income
Interest expense	(226,945)	(62,057)	(478,115)	(79,907)
Investment income	5	1,111	63	1,347

Net loss	$(652,699)	$(588,717)	$(1,719,051)	$(1,184,184)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and Diluted	53,779,790	50,731,653	52,448,787	48,673,760

See the accompanying notes to the unaudited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ending
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,719,051)	$(1,184,184)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	104,108	29,832
Amortization of debt discount	385,525	41,826
Common stock issued for services	-	31,269
Fair value of warrants issued	446,223	142,450
Stock based compensation	3,750	26,250
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	7,492	(11,300)
Inventory	-	235,114
Prepaid expenses	125,930	40,992
Vendor deposits	-	201,735
Increase (decrease) in:
Accounts payable and accrued expenses	(106,534)	64,278
Deferred revenue	1,124,373	(66,000)

NET CASH USED IN OPERATING ACTIVITIES	371,816	(447,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized R&D costs		(244,090)
Capitalized loan fees		(234,685)
Purchases of equipment	(2,199)	(3,831)

NET CASH USED IN INVESTING ACTIVITIES	(2,199)	(482,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	-	200,000
Proceeds from issuance of common stock per standby equity agreement	-	93,000
Proceeds from issuance of common stock	337,500	50,000
Proceeds from long-term debt	-	1,150,000
Repayments of notes payable	-	(160,000)
Repayments to shareholder	(110,000)	-
Proceeds from shareholder loans	-	110,000

NET CASH PROVIDED FROM FINANCING ACTIVITIES	227,500	1,443,000

NET INCREASE IN CASH	597,117	512,657

CASH AT BEGINNING OF PERIOD	305,179	88,656

CASH AT END OF PERIOD	$902,296	$601,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$-	$-
Interest	$99,439	$10,553

See the accompanying notes to the unaudited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At September 30, 2009, the Company’s cash deposits the FDIC insured limits of $250,000 by $612,553.  The Company has not experienced any losses on these accounts.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of nine months or less to be cash equivalents. At September 30, 2009, the Company held no cash equivalent securities.

Inventories

The Company accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Raw materials	$-0-	$-0-
Work in process	-0-	-0-
Finished goods	225,000	225,000

	$225,000	$225,000

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

Advertising

Advertising costs are expensed as incurred. As of September 30, 2009 and 2008, advertising was $123,420 and $88,313, respectively.

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

The following sets forth the computation of earnings per share.

	For the Period Ended
	September 30,
	2009		2008

Net loss		$(1,719,051)		$(1,184,184)
Weighted average shares outstanding		52,448,787		48,673,760
Loss per share - basic and diluted	$	( .03)	$	( .02)

The Company’s common stock equivalents include the following:

	September 30,	December 31,
	2009	2008
Class A Warrants	2,800,000	2,800,000
Class B Warrants	-	958,500
Class C Warrants	1,000,000	1,000,000
Class D Warrants	1,857,146	1,857,146
Class F Warrants	1,900,000	-
Class G Warrants	800,000	-
Total common stock equivalents	8,357,146	6,615,646

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

Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. Prior to January 1, 2006, neither VFDS nor QC1 had any stock-based compensation plans.  On August 27, 2009, the Company’s 2008 Equity Incentive Plan became effective.  To date, no compensation has been paid pursuant to the 2008 Equity Compensation Plan.

On July 6, 2006 the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG. These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  On February 8, 2008, the Board of Directors extended the consulting and warranty agreement until May 13, 2010.  A total of $569,800 was allocated to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $1.00; Strike prices ranging from $1.00 to $2.00 per share; Time to expiration (days) of 638; Expected volatility of 52.86%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 4.81%.  A reconciliation of these related warrants issued and outstanding at September 30, 2009 is as follows:

Class A warrants outstanding at December 31, 2008	2,800,000
Granted	-
Exercised/forfeited	-
Class A warrants outstanding at September 30, 2009	2,800,000

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of July 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 as of September 30, 2009, and the impact was not material.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $7,986,649 at September 30, 2009, net losses for the nine months ended September 30, 2009 of $1,719,051 and cash provided in operations during the nine months ended September 30, 2009 of $371,816. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 – INCOME TAXES

There was no income tax expense for the periods ended September 30, 2009 and 2008 due to the Company’s net losses.

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended September 30, 2009.

NOTE 4 - RELATED PARTY TRANSACTIONS

At September 30, 2009 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $216,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at September 30, 2009 earns 6% annual interest compounded quarterly, and is due on demand.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended September 30, 2009 and 2008 was $77,817 and $68,905, respectively.

The following is a schedule of future minimum lease payments required under the lease as of September 30, 2009:

Period Ending September 30	Amount
2010	$71,792
2011	54,146
$125,938

NOTE 6 - CONVERTIBLE DEBENTURE

On August 11, 2006, the Company issued a convertible debenture to Coast To Coast Equity Group, Inc. (“CTCEG”), in the amount of $42,000 in exchange for cash received.  This debenture matures upon the earlier of twelve months from the date of the closing of the merger between VFDS and CTCEG, which occurred on July 6, 2006, or upon the date of an “event of default” which would include any proceedings by VFDS to seek protection due to insolvency. On August 10, 2007, the Company and CTCEG agreed to extend the agreement for an additional twelve months ending July 6, 2008.  The stated interest rate is 4% per annum. The amounts due may be paid in cash or, upon mutual agreement of the parties, cash equivalents including but not limited to payment in the form of the Company’s common stock valued at $1.00 per share; or upon mutual agreement of the parties, CTCEG may apply amounts due toward the cash exercise of the 2,800,000 Class A warrants granted to CTCEG as stated in detail within the Consulting agreement as Share Based Payments which is described in Note 1.  The loan is currently outstanding.

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

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Series C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants are exercisable at an exercise price of $1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $82,648 to interest expense during the nine months ended September 30, 2009. Subsequently, on May 27, 2009, the Company reduced the exercise price of the Series C warrants to $0.20 per share from $1.61 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM was also issued Series D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of $0.75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $107,443 to interest expense during the nine months ended September 30, 2009. Subsequently, on May 27, 2009, the Company reduced the exercise price of the Series D warrants to $0.20 per share from $0.75 per share.

On May 27, 2009 the Company issued 1,900,000 shares of common stock to MKM Capital Advisors and individual investors for $237,500 in cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Series F Warrants to purchase up to 1,900,000 shares of the Company’s common stock.  A total of $302,600 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.16; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 254.69%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72%.  In addition, on May 27, 2009, the Company reduced the exercise price of the MKM Series D warrants to $0.20 per share from $0.75 per share.

On August 10, 2009 the Company issued 800,000 shares of common stock to individual investors for $100,000 in cash ($92,000 net of expenses).  In connection with the common stock purchase, the individual investors were issued Series G Warrants to purchase up to 800,000 shares of the Company’s common stock.  A total of $143,623 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.18; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 270.54%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 0.19%. The Company also reduced the exercise price of the remaining Series D warrants to $0.20 per share from $0.75 per share.

Stock warrant activity for the period ended September 30, 2009 is summarized as follows:

		Weighted average
	Number of shares	exercise price
Outstanding at December 31, 2008	6,615,646	$1.32
Granted	2,700,000	.20
Forfeited	(958,500)	1.50
Exercised	-	-
Outstanding at September 30, 2009	8,357,146	$0.65

The following table summarizes the Company's Class A, C, D, F and G stock warrants outstanding at September 30, 2009:

		Weighted Average	Weighted Average
Range of		Remaining	Exercise
Exercise Price	Number	Life	Price
$1.00	800,000	0.65	$1.00
$1.50	1,000,000	0.65	$1.50
$2.00	1,000,000	0.65	$2.00
$0.20	1,000,000	5.75	$0.20
$0.20	1,857,146	6.00	$0.20
$0.20	1,900,000	4.75	$0.20
$0.20	800,000	4.85	$0.20

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

NOTE 9 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	Estimated	September 30,	December 31,
	Life	2009	2008
Office equipment	5 years	$54,392	$52,674
Furniture and fixtures	7 years	50,047	49,564
		104,439	102,238
Less accumulated depreciation		(60,969)	(50,615)

		$43,470	$51,623

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $6,822 and $6,914, respectively.

NOTE 10 – CAPITALIZED R&D COSTS

	September 30,	December 31,
	2009	2008
Capitalized R&D costs	$233,896	$244,090
Less accumulated amortization	(59,493)	(24,409)

	$174,403	$219,681

Amortization for the nine months ending September 30, 2009 and 2008 was $25,084 and $12,305, respectively.

Capitalized R&D costs are being amortized over 5 years.

 NOTE 11 – LOAN FEES

	September 30,	December 31,
	2009	2008
Loan fees	$234,685	$234,685
Less accumulated amortization	(85,285)	(26,614)

	$149,400	$208,071

Amortization for the nine months ending September 30, 2009 and 2008 was $58,671 and $7,157, respectively.

Loan fees are being amortized over the terms of the loans which are 36 months.

NOTE 12 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $17,491 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 6.19% per annum and call for total minimum monthly installment payments of $526 as of September 30, 2009. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2009, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 13 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Series C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants were exercisable at an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Series C Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $124,658 to interest expense during the nine months ended September 30, 2009.

On September 29, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC an unaffiliated accredited institutional investor and other unrelated individuals. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Series D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants were exercisable at an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Series D Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $385,525 to interest expense during the nine months ended September 30, 2009.

On September 29, 2009, the unrelated individual investors converted 428,571 shares of common stock at $0.35 per share.

The promissory notes are as follows:

	September 30,	December 31,
	2009	2008

Notes payable	$1,150,000	$1,150,000
Less: principal payments	150,000	-
Notes payable outstanding at September 30, 2009 and December 31, 2008	1,000,000	1,150,000
Less: unamortized discount on notes payable	(574,840)	(1,011,553)
Notes payable, net	425,160	138,447
Less current portion	-	-
Notes payable, net of discount of $574,840and $1,011,553, less current portion	$425,160	$138,447

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

As of September 30, 2009, the Company had sold 333,333 shares for $500,000.

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

On August 1, 2009, the Board of Directors of the Company issued 25,000 shares of restricted common stock to an employee of the Company.  The Company incurred a $3,750 expense based on the closing price of the stock on August 1, 2009.

NOTE 16– SUBSEQUENT EVENT

Sales

From October 1, 2009 through November 13, 2009 the Company has recognized sales of $686,300 and a gross profit of $129,907 on items shipped.  The recognition of these sales will increase accounts receivable by approximately $30,000 and reduce the deferred revenue by $165,743.  The Company has an additional $9,100,000 in contracts for various aerospace products that it hopes to fulfill in the next six months.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2009 and 2008 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report and in conjunction with our Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on April 15, 2009.

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

Liquidity and Capital Resources

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements.  Between December 31, 2008 and September 30, 2009, our capital requirements have largely been met through sales of securities and products.  For the nine months ended September 30, 2009, we received cash proceeds of $1,774,873.  Of this amount, $335,500 was derived from a May 27, 2009 sale of 2,700,000 shares of common stock, $315,000 was derived from a product sale completed in June 2009 and $1,124,373 is deferred revenue.  Until we are able to generate significant revenues from our core homeland security-related detection technologies, we anticipate being dependent on sales of securities and aerospace manufacturing orders to finance our ongoing capital requirements.  For example, the Company through its subsidiary VFA, has received orders from an international company for various aerospace products to be delivered over the next six months totaling more than $9,100,000 in revenue.

We have incurred losses for the past two fiscal years and had a net loss of $1,719,051 for the nine months ended September 30, 2009.  Our net gain of cash flows from operating activities for the nine months ended September 30, 2009 was offset by adjustments resulting in $371,816 net cash provided by operating activities, as compared with net cash used in operating activities of $447,737 for the nine months ended September 30, 2008.  The Company had net cash used in investing activities of $2,199 for the nine months ended September 30, 2009, as compared with $482,606 of net cash used in investing activities for the nine months ended September 30, 2008.  The Company had $227,500 net cash provided from financing activities for the nine months ended September 30, 2009, derived solely from proceeds from issuance of common stock and repayment of shareholder loan, as compared with $1,443,000 of net cash provided from financing activities for the period ended September 30, 2008, which was derived from exercise of warrants, issuance of common stock and shareholder loans, and offset by repayments of notes payable.  For the nine months ended September 30, 2009, we had a net increase in cash of $597,117, resulting in $902,296 cash on hand, as compared with a net decrease in cash of $512,657, resulting in $601,313 cash on hand for the nine months ended September 30, 2008.

For the year ended December 31, 2008, we received cash proceeds from sales of our common stock of $343,000.

Management intends to finance our 2009 operations primarily with the revenue from product sales and any cash short falls will be addressed through equity financing, if available. Management expects revenues will be realized but not to the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,000,000 during the next 12 months to satisfy our cash requirements of approximately $83,333 per month. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We have sufficient financing in place to meet our expected cash requirements for the rest of 2009 but we cannot assure you that we will be able to obtain financing on favorable terms for 2010. If we cannot obtain financing to fund our operations in 2010, then we may be required to reduce our expenses and scale back our operations.

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 37 month non-cancelable operating lease, expiring August 2011 and December 2010, respectively. Base rent is $5,939 per month with an annual rent escalator of 3%. At September 30, 2009, future minimum payments for operating leases related to our office and manufacturing facilities were $125,938 through August 2011.

Our total current liabilities increased to $1,513,060 at September 30, 2009 compared to $615,415 at December 31, 2008. Our total current liabilities at September 30, 2009 included accounts payable and accrued expenses of $130,129, convertible debentures of $42,000, a loan from shareholder of $216,558 and deferred revenues of $1,124,373.  Deferred revenues represent a cash deposit from a customer for the manufacture of momentum wheels to be delivered by the Company over the next six to twelve months.

Results of Operations

The following discussions are based on the unaudited consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the nine months ended September 30, 2009, and 2008, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-K for the year ended December 31, 2008.

	Nine months ended September 30,
	2009	2008
Gross profit	$93,700	$62,632
Total operating expenses	1,334,699	1,168,256
Loss from operations	(1,240,999)	(1,105,624)
Total other income (expense)	(478,115)	(78,560)
Net income (loss)	(1,719,051)	(1,184,184)
Net income (loss) per share	$(0.03)	$(0.02)

Our operating expenses have generally increased from the nine months ended September 30, 2008 compared with the nine months ended September 30, 2009.  The major components of our operating expenses consist of selling and administrative expense and warrant expenses for the comparable reporting periods.  For the nine months ended September 30, 2009 and September 30, 2008, our selling and administrative expenses were $888,476 and $1,025,806, respectively, while our warrant expenses were $446,223 and $142,450, respectively.

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

The following chart provides a breakdown of our sales in 2009 and 2008.

	September 30,	December 31,
	2009	2008
Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	315,000	132,000
Valley Forge Imaging, Inc.	-	-
Valley Forge Imaging Technologies, inc.	-	-
Totals per financial statements:	$315,000	$132,000

Our total operating expense was $1,334,699 for the nine months ended September 30, 2009 and $1,703,434 for the year ended December 31, 2008.

Our average monthly cost of operations from January 2009 through September 2009 was $148,300.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for six months, at which time we will have to obtain additional capital funding. Thus, our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from sales of the ODIN unit; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources. While the receipt of purchase orders for the THOR will dictate our initial production needs, the timing of the government approval process is largely out of our control. Likewise, we have just begun to market the ODIN system and do not have a forecast of how long it may take to realize revenues from any sales of such units.

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

Subsequent Events

Sales Contracts

From October 1, 2009 through November 13, 2009 the Company has recognized sales of $686,300 and a gross profit of $129,907 on items shipped.  The recognition of these sales will increase accounts receivable by approximately $30,000 and reduce the deferred revenue by $165,743.  The Company has an additional $9,100,000 in contracts for various aerospace products that it hopes to fulfill in the next six months.

In October 2009, three civil complaints were filed against the Company and its president Louis J. Brothers by shareholders in Florida and Utah and also by Coast To Coast Equity Group, Inc., a former promoter and lender to the Company.  See Part II, Item 1 “Legal Proceedings”, below for additional details.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2009 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2009, our internal control over financial reporting is effective based on these criteria.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Debra Elenson vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 09-45262 CA 20 (Fla. 11 th Jud. Cir.)

On June 19, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The three-count complaint was filed on June 15, 2009 in circuit court in Miami-Dade County, Florida by shareholder Debra Elenson. The complaint, as subsequently amended, alleges that the defendants committed fraud, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), and made negligent misrepresentations and seeks damages of $330,000 and attorney’s fees.  The amended complaint alleges that Mr. Brothers misrepresented to Ms. Elenson’s “significant other” the timetable in which the Company’s THOR LVX technology would receive government approvals and thereby induced Ms. Elenson to invest in the Company’s securities on two occasions commencing in 2006.  The Company and Mr. Brothers deny the allegations and have filed a motion to dismiss the amended complaint, however they can provide no assurances as to the manner or timing of other responses or as to the possible resolution of the matter.

William A. Rothstein vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Louis J. Brothers, Civil Action No. 09-0918071 Toomey (UT 3d Jud. Dist.)

On October 30, 2009, the Company and its president and director Louis J. Brothers were both named as defendants in a civil complaint filed on that date in the Third Judicial District Court in and for Salt Lake County, Utah by shareholder William A. Rothstein. The complaint has not been formally served to date. The five-count complaint  alleges that the defendants committed fraud, violated the Utah Uniform Securities Act (Ut. Code Ann. §61-1-1, et seq.), made negligent misrepresentations, breached a fiduciary duty to shareholders, and breached a settlement agreement and seeks unspecified compensatory and punitive damages and attorney’s fees.  The complaint alleges that Mr. Brothers misrepresented the timetable in which the Company’s THOR LVX technology would receive government approvals and the number of Department of Energy employees working on the THOR project and thereby induced plaintiffs to invest in the Company’s securities in 2006.  The Company and Mr. Brothers have not responded to the complaint nor are responses presently due.  The Company and Mr. Brothers can provide no assurances as to the manner or timing of other responses or as to the possible resolution of the matter.

Scott Heiken and Lori Heiken vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 09-79081 CA 15 (Fla. 11 th Jud. Cir.)

On November 4, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The complaint was filed on October 27, 2009 in circuit court in Miami-Dade County, Florida by shareholders Scott Heiken and Lori Heiken. The complaint alleges that the defendants committed fraud, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney’s fees.  The complaint alleges that Mr. Brothers misrepresented the timetable in which the Company’s THOR LVX technology would receive government approvals and the number of Department of Energy employees working on the THOR project and thereby induced plaintiffs to invest in the Company’s securities in 2006.  The Company and Mr. Brothers have not responded to the complaint nor are responses presently due.  The Company and Mr. Brothers can provide no assurances as to the manner or timing of other responses or as to the possible resolution of the matter.

Coast To Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 090A-11229 (Fla. 12 th Jud. Cir.)

On November 11, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The complaint was filed on or about October 28, 2009 in circuit court in Manatee County, Florida by shareholder and creditor Coast To Coast Equity Group, Inc. The complaint alleges that the defendants breached a consulting services agreement by not reimbursing plaintiff for $44,495.18 in expenses, committed fraud, pleaded for the rescission of a standby equity agreement in the amount of $500,000, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney’s fees.  As it pertains to non-

contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff’s proceeds which were to be allocated towards the purchase of an ODIN unit.  The Company and Mr. Brothers have not responded to the complaint nor are responses presently due.  The Company and Mr. Brothers can provide no assurances as to the manner or timing of other responses or as to the possible resolution of the matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered securities sales were previously reported on Form 8-K filed August 17, 2009.  All of such securities were offered and sold to accredited investors pursuant to an exemption from registration under Sections 4(2) or 4(6) of the Securities Act of 1933, as amended, and or pursuant to Regulation D Rule 506 because the aggregate offering price did not exceed the amount allowed under Rule 506, there was no advertising or public solicitation in connection with the transaction by the issuer or anyone acting on the issuer's behalf, and the Company filed the appropriate notice with the Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Our 2008 Equity Incentive Plan became effective on August 27, 2009 after the completion of a mailing of notice to shareholders.

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

10.1*	Registration Rights Agreement, dated July 6, 2006
10.2*	Consulting Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.3*	Warrant Agreement between Coast To Coast Equity Group, Inc. and Quetzal Capital 1, Inc., dated July 6, 2006
10.4**	Form of Investment Letter
10.5***	Securities Purchase Agreement, dated July 3, 2008
10.6***	Senior Convertible Note, dated July 7, 2008
10.7***	Warrant to Purchase Common Stock, dated July 7, 2008
10.8†	Securities Purchase Agreement, dated September 29, 2008
10.9†	Senior Secured Convertible Note, dated September 29, 2008
10.10†	Warrant to Purchase Common Stock, dated September 29, 2008
10.11†	Security Agreement, dated September 29, 2008
10.12‡	Securities Purchase Agreement, dated May 27, 2009
10.13‡	Warrant to Purchase Common Stock, dated May 2009
10.14‡	Acknowledgement and Agreement, dated May 27, 2009
10.15††	Securities Purchase Agreement, dated August 10, 2009
31.1	13a-14(a)-15d-14(a) Certification - Louis J. Brothers
31.2	13a-14(a)-15d-14(a) Certification - Louis J. Brothers
32.1	18 U.S.C. § 1350 Certification - Louis J. Brothers
32.2	18 U.S.C. § 1350 Certification - Louis J. Brothers

*

Incorporated by reference from Form 8-K filed on July 11, 2006.

**

Incorporated by reference from Form SB-2/A filed on May 3, 2007.

***

Incorporated by reference from Form 8-K filed on July 8, 2008.

†

Incorporated by reference from Form 8-K filed on September 30, 2008.

‡

Incorporated by reference from Form 8-K filed on June 4, 2009.

††

Incorporated by reference from Form 8-K filed on August 17, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: November 13, 2009	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)