Form 10-K
period 2009-12-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2010-04-14
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [   ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was $3,727,284, computed by reference to the price at which the common equity was sold as of such date.

The number of shares outstanding of the issuer’s common stock as of March 31, 2010 was 55,223,544 shares.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Valley Forge Composite Technologies, Inc. (the “Company”, or VLYF), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1.  BUSINESS.

General Lines of Business

Since its inception in November 1996, VLYF has positioned itself to develop and acquire advanced technologies.  Between 1996 and approximately 2003, and in 2009, the Company won numerous contracts to produce various momentum wheels and other mechanical devices for special aerospace projects.  Historically, and in 2009, all of the Company’s revenues have been derived from such projects, and this continues to be true through the filing date of this Form 10-K.  The Company generated revenues of $3,202,815 from the sale of such products in 2009, has shipped approximately $4,500,000 in product with a gross profit of approximately $600,000 from January 1, 2010 until April 8, 2010, and recently reported a new $4 million order for such products.

Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  These products consist of an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons hidden in cargo containers, the THOR LVX photonuclear detection system (“THOR”), and a passenger weapons scanning device, ODIN.  The Company recently achieved significant milestones with respect to each of these products.  In late 2009, the Company and its partners completed the development of THOR, and the system has been demonstrated through testing conducted by P.N. Lebedev Physical Institute of the Russian Academy of Sciences (“ LPI”) to be operational and performing to the Company’s satisfaction.  And in early 2010, the Company announced that it was shipping a demonstration unit containing ODIN components to an international customer for evaluation, and that unit is currently in operation in that country.

THOR-LVX

Overview

At present, and for the last seven years, the Company has focused on the development of the THOR-LVX Advanced Explosives Detection System and preparing for the manufacturing and distribution of THOR in the United States and several other countries.

THOR components primarily consist of a high energy miniature particle accelerator generating 55 million electron volts (“MeV”), high sensitivity detectors, data collection systems and a database of photonuclear signatures from which substances can be identified.  THOR operates by creating photo nuclear reactions in light elements, selectively screening out all but the operational isotopes found in modern day explosives and narcotics (which are carbon, nitrogen and oxygen), and identifying secondary gamma quanta that are unique to each such isotope.  The photo nuclear reactions follow a predictable determined pattern or chemical signature that can be used to immediately identify the substance by automatically comparing the patterns or signatures to our database.  THOR can also be enhanced with a fast neutron detector in order to detect fissile material.

The Company believes that THOR is unique and advanced relative to competitive technologies.  To the best of the Company’s knowledge, there is no existing device that can screen containers for explosives, drugs, micro organisms and nuclear materials, such as plutonium and weapons grade uranium, in a commercially viable manner, with the accuracy and effectiveness of THOR.  Because of its small size and effectiveness at detecting explosive, narcotic and bio weapon substances contained in attempted concealment barriers, the THOR technology can be applied in many security contexts including the external scanning of an entire cargo container or truck container, and can be outfitted to scan airport bags, land mines, and for protection of high value targets.  The digital data produced in milli-seconds can be instantly transmitted to the appropriate threat mitigation, assessment, and knowledge dissemination authorities.

The Company estimates that it has at least five year’s advantage over any competition who may attempt to build and bring to market a system of similar size and function.  This is because THOR has ten years of research and development behind its prototype.  Each THOR unit is estimated to have an operational life of ten years.  Thus, once THOR is introduced to the market and implemented in the field, the Company believes that THOR owners for several years are likely to be loyal repeat customers.  In the meantime, the Company will be taking steps to improve THOR and to customize it for new applications.

Pursuant to a Cooperative Research and Development Agreement (“CRADA”), the Company’s partners in developing THOR are the Lawrence Livermore National Laboratory (“LLNL”), a national laboratory owned by the United States government that has been designated the “Center of Excellence” for next generation explosives detection systems (“EDS”) technologies, and the P. N. Lebedev Physical Institute of the Russian Academy of Sciences (“LPI”), the premiere physics laboratory in the Russian Federation.  The THOR development efforts have been sponsored, in part, by the United States Department of Energy (the “US D.O.E.”).

Recent Developments

In 2009, the Company and its partners completed the development of THOR, and the system has been demonstrated through testing conducted by LPI to be operational and performing to the Company’s satisfaction.  The Company expects LLNL to issue a Final Project Report under the CRADA, confirming THOR’s operational status, in the second quarter of 2010, and is working towards assembling a THOR demonstration unit to facilitate its first commercial sale of THOR.  Thereafter, the Company will establish limited scale production, then plan and implement full scale production.  The Company is also currently working to expand its sales and marketing efforts for THOR, and recently announced that the Federation of Malaysia has included THOR as a line item in the upcoming Five Year Acquisition Plan, with the intention that THOR will be used by the Royal Malaysian Customs Department to screen containers at selected major ports in Malaysia.

License and other Rights in Thor

In April, 2002, the Company entered into an Exclusive Rights Agreement (“ERA”) with P.N. Lebedev Physical Institute, Russian Academy of Sciences (“LPI”), granting VLYF the “sole and exclusive rights to distribute, promote, market and sell the projects/products known as PNDEN and RMCMC product, in the United States of America and throughout the world, including but not limited to territories such as Europe, Japan and Australia with the exception of the Russian Federation and countries of the UIS in accordance with the terms and conditions of this agreement.”  The ERA defines PNDEN as the “Photo- Nuclear Detector of Hidden Explosives and Narcotics,” which is the basic technology associated with THOR.  In August 2004, the ERA was amended to extend the term to expire on April 12, 2014.

In April 2003, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the Regents of the University of California, who operate the Department of Energy’s (“DOE”) Lawrence Livermore National Laboratory (“LLNL”), to implement a collaborative effort between the Company, LLNL, LPI, and other Russian institutions “to develop equipment and procedures for detecting explosive materials concealed in airline checked baggage and cargo.”  The Company, LLNL and LPI implemented the CRADA from that time through its recent expiration on March 30, 2010.  In accordance with the CRADA, LLNL and the Company are currently determining what subject inventions (if any) have been developed through the collaborative effort, and upon completing such determination, the parties will disclose any such subject inventions to each other.  The Company will have a non-exclusive, non-transferable, royalty-free license to use any such subject  inventions for its own use in the field of “detection of hidden explosives.”  The Company also has an exclusive first option for six months following the expiration of the CRADA to negotiate for greater rights in any such inventions, such as a royalty-bearing exclusive, transferrable, domestic and foreign license, and LLNL is obligated to negotiate that license in good faith with the Company.  Any license granted to the Company will be subject to US D.O.E.’s so-called “march-in-rights” to cause the invention to be commercialized and to a non-exclusive, nontransferable, irrevocable, paid-up license to practice the invention subject to the license or have the invention practiced throughout the world by or on behalf of the U.S. Government.

A copy of the CRADA is attached as an exhibit to this Form 10-K.

Research and Development

The Company was previously awarded a $1.8+ million grant from U.S. Department of Energy (DOE) for continued research, design, and production of the first THOR unit.  The grant funds were allocated to the LLNL and have been reflected in the Company's financial statements as research and development costs.  The Company has contributed research and development efforts, as required under the CRADA, and expenses to facilitate the commercialization of THOR.  These expenses are set forth in the Company’s financial statements in this Form 10-K.

Raw Material Sources and Availability

THOR materials and parts can be manufactured to the Company’s specifications on an as needed basis from a variety of sources in the United States of America.  Accordingly, the Company does not expect to encounter problems in acquiring the commercial quantities of components required to build THOR.

The THOR Market

Each year more than 16 million cargo containers arrive in the United States by ship, truck, and rail with no effective explosive detection system machines currently available to inspect them. Ensuring the security of the maritime trade system is essential, both in the United States and internationally, given that approximately 90 percent of the world's cargo moves by container.  The Company believes that there is currently demand, both in the United States and internationally, for products that are able to accurately inspect these containers, and that the market for these products will continue to be affected by the threat of terrorist incidents and efforts by governments and private industry to prevent them.

The likely market for THOR includes:

•

Ports, cargo hubs, and rail yards, both domestically and internationally;

•

World-wide express cargo facilities;

•

United States postal facilities;

•

United States border crossings

•

United States military field applications; and

•

Technology licensing opportunities.

The Company believes that THOR’s capability to detect all typical chemical, nuclear, and bio weapon threats are well suited to assist the U. S. Department of Homeland Security, the United States Military, and certain foreign governments with ramping up efforts to protect ports, rail, truck, and airline cargo, high value assets, and ships from terrorists.  We believe, but cannot guarantee, that the Company’s license rights with respect to any subject inventions discovered under the CRADA would extend to using such subject inventions in the detection of all such threats.

Major Prospective Customer Dependency and Competition

The Company’s successful production and sales of THOR may initially depend to a great extent on interest in THOR from the United States Government and select foreign markets.  The Company continues to seek buyers worldwide both to increase THOR’s eventual market share and to reduce its potential dependence on any one customer.

The security and inspection market in which THOR will compete is highly competitive.  The marketplace already includes a number of established competitors, many of which have significantly greater financial, technical and marketing resources than we have.  These competitors likely also have more well established customer relationships and greater name recognition than we do, and will have operated in the industry for longer than us.  All of these factors may affect our ability to successfully compete in the market, and these and other competitive pressures may materially and adversely affect our business, financial conditions and results of operations.

We believe competition in this market is based on a number of factors, the most important of which include product performance and effectiveness, price, customer relationships, and service / support capabilities.  We anticipate that the principal competitors against THOR will be products manufactured by the following companies:  Smiths Detection; OSI Systems, Inc.; L-3 Communications—Security and Detection Systems; American Science and Engineering; GE Security; SAIC; CEIA; Garrett Electronics and Nuctech.

While the competition the Company and THOR will face will be intense and the challenges presented by this competition will be material, we believe that THOR will have a technological advantage over every known product in the industry available on the market today.  The Company’s THOR is more powerful than any known competitor’s products, can be made portable, and provides real time detection capability.

Traditional detection systems are based on X-rays of various low energy levels, including Nuclear Magnetic Resonance (NMR) and Quadropole Magnetic Resonance (QMR), or on low level gamma energies created by radioactive isotopes.  It has been determined, however, that X-rays and lower level gamma energies lack sufficient strength to penetrate all barriers and are often absorbed or deflected before they can properly penetrate a container or identify its contents.  THOR overcomes this problem by using a specialized particle accelerator to create high energy gamma rays that can penetrate virtually any cargo container and return a viable signal.    The Company believes that THOR will have a competitive advantage over other products in the industry due to its specialized particle accelerator.

Typical research high energy particle accelerators are generally the size of a small warehouse and would not be suitable for use in the cargo inspection arena. But through decades of dedicated research, Russian scientists, many of whom have worked with the Company and LPI on the development of THOR, have developed a miniature particle accelerator approximately the size of a pool table.  THOR utilizes this miniature particle accelerator to create the focused, high energy gamma rays that are necessary to accurately penetrate 8 feet through a cargo container and return a discernable signal.  The detection energies generated by THOR are well in excess of the energies generated by typical EDS machines.  As a comparison, typical EDS machines operate at 0.5 to 1.5 million electron volts (MeV). The Company’s THOR generates 55 MeV.

To the Company’s knowledge, only the THOR system can generate the necessary power levels and return signals to accurately determine the amount and exact chemical nature of explosives, drugs, or other illicit material in a sealed container in a commercially viable manner.  According to multiple laboratory tests, the system effectively penetrates concealment media and performs to 99.6% accuracy.

THOR can be fully automated including the scanning and analysis of the nature and volume of explosive materials, devices or their components, meaning that no human operator is required for data interpretation, and it can be operated from a remote location.  This reduces the operation costs of THOR compared to any other product.  Also, THOR’s energy consumption is approximately 30 kilowatts vs. 50 kilowatts consumed by many other detection systems.

Distribution of THOR

The Company intends to sell THOR through direct sales means in the United States, Canada, and Europe.  The Company anticipates that it will sell THOR units through unaffiliated dealers in the Middle East and Far East.  The Company has two distribution agreements currently in effect, which collectively apply to Saudi Arabia, India, and Abu-Dhabi.

Effect of Existing or Probable Government Regulations

Under the CRADA, the Company will not be able to negotiate an exclusive license and proceed with the commercialization and production of THOR until the US D.O.E., through LLNL, issues a Final Project Report confirming THOR’s operational status.  The Company expects this Final Project Report will be issued in the second quarter of 2010.

Following the issuance of the Final Project Report by LLNL, government regulations may impact the market for THOR.  Since many of the potential end users for THOR may be government agencies, the terms and conditions of procurement regulations may have a material effect on potential purchases of THOR by such agencies.  For example, such terms and conditions would likely have a positive effect on sales efforts if they required the target inspection devices to perform to standards that THOR can achieve but many competing products cannot reach.  If, conversely, factors other than performance criteria in which THOR has an advantage are emphasized, such terms and conditions may make our sales efforts more challenging.  The Company cannot anticipate the terms and conditions that will apply to any specific procurement regulations applicable to potential sales of THOR to government agencies.

The Company intends to market THOR to prospective customers outside of the United States, and will need to have United States Department of State approval to export THOR to any foreign purchaser.

The Company otherwise believes that  government regulations will not have a material impact on the Company’s production or sale of THOR units, and the Company does not anticipate any change to this in the future.

ODIN

ODIN is an ultra low dose resonance imaging system that is similar to a Russian technology, ULDRIS, used as the airport passenger weapons scanning system in several airports in Russia.  ULDRIS is not protected by patents outside of the Russian Federation; the Company has developed ODIN  to improve and commercialize the technology for use in the United States and elsewhere outside of Russia.

The Company believes the ODIN technology, as compared against any system now in use in the United States, is more accurate (articles hidden inside or on the backside of a passenger are detected in a single scan with near medical quality imaging), is faster (each passenger is scanned in five seconds), and is less inconvenient (passengers do not need to remove clothing or shoes).  Between approximately April 2007 and February 2008, the Company developed a prototype of ODIN for employment at U.S. airports and passenger terminals.  This prototype has similar functionality to the Russian ULDRIS technology, and is the product that the Company intends to manufacture.  In February 2008 ODIN passed independent radiation examination by the Radiation Safety Academy (“RSA”) and is certified by RSA as compliant under American Natural Standards Institute (“ANSI”) and the National Institute of Standards and Technology (“NIST”) standards for personnel security screening systems using x-ray or gamma radiation.   Compliance with these ANSI/NIST standards means that ODIN is classified as “uncontrolled” and can be sold domestically and internationally. All X-ray exposure results for operator, cabinet leakage, bystander exposure, and person being examined were well below U.S. Government guidelines and standards.

Raw Material Sources and Availability

Most ODIN materials and parts are available on an as needed basis from a variety of sources in the United States of America and Western Europe.  Accordingly, the Company does not expect to encounter problems in acquiring the commercial quantities of components required to produce or maintain ODIN.

The ODIN Market

Because ODIN has both anti-terrorism and anti-crime applications, the potential ODIN market extends to include potentially every civilian application where quick, accurate, full-body non-intrusive personnel scanning is necessary.  Applications could include use at schools, government offices, prison facilities, sports complexes, passenger cruise liners, airports, rail and bus terminals, corporate offices, and any number of other circumstances where security screening is important.  However, a single ODIN unit requires ample floor and ceiling space and can be utilized only in suitable locations.  ODIN units are competitively priced but are not inexpensive and therefore are suitable primarily for institutional and large enterprise applications.

Major Prospective Customer Dependency and Competition

The Company believes that the ODIN is the best available personnel screening device and is more accurate and more efficient in detailing weapons and other contraband than any known competitor’s product.  ODIN is currently being tested by several potential clients, but the Company has not made its first sale; so there is no way to estimate customer dependency at this time.

Like THOR, the domestic market in which ODIN will compete is highly competitive.  The marketplace already includes a number of established competitors, many of which have significantly greater financial, technical and marketing resources than we have.  These competitors likely also have more well established customer relationships and greater name recognition than we do, and will have operated in the industry for longer than us.  In many instances, ODIN will be competing with many established systems for which the owners may not be willing or may be unable to justify incurring the significant per unit expense to replace their existing screening technology.  We anticipate that the principal competitors against ODIN will be products manufactured by the following companies:  Smiths Detection; OSI Systems, Inc.; L-3 Communications—Security and Detection Systems; American Science and Engineering; GE Security; SAIC; CEIA; Garrett Electronics and Nuctech.

Because of this significant domestic competition and concerns that the near medical quality image produced by ODIN that reveals the contours of the person being scanned may not mesh well with personal privacy cultural issues in the United States, we have historically focused significant marketing efforts abroad, and these marketing efforts will continue.  The Company believes, however, that the domestic market is evolving in a manner that may be favorable to ODIN due to recent events, including the Christmas 2009 attempted terrorist attack by the “underwear bomber”.  With the concerns presented by diaper bombs and implant bombs, the transmission X-ray generated by ODIN may be critical in safeguarding our airways.  ODIN provides a near medical quality image that reveals the anatomy of the person being scanned.  This is in sharp contrast with the nude like images generated by competitors.

ODIN also faces competition internationally from many sources, including the products serving the U.S. market and the ULDRIS system manufactured in Russia.  While we have a reseller agreement in place with the ULDRIS manufacturer, there is no restriction from that manufacturer putting its ULDRIS units into competition with the Company in attempted sales of ODIN.  However, potential international buyers have indicated to us that they prefer to buy from an American product from an American company; we believe we offer better technical support and a warranty, and that our prototype unit is a better product

overall than the ULDRIS version marketed by the manufacturer.   In early 2010, the Company announced that it was shipping an Russian manufactured demonstration unit, modified with American components, to an international customer for evaluation, and that unit is currently in operation in that country.

Distribution and Sales of ODIN

The Company intends to sell ODIN through direct sales means in North America, Eurasia, India, and to some extent, South America.  Sales are anticipated to be made through unaffiliated dealers in the Middle East and other parts of South America.

Effect of Existing or Probable Government Regulations

As with THOR, government regulations may impact the market for ODIN.  To the extent end users are government agencies, the terms and conditions of procurement regulations may have a material effect on potential purchases of ODIN by such agencies.  For example, such terms and conditions would likely have a positive effect on sales efforts if they required the target devices to perform to detection and resolution standards that ODIN can achieve but many competing products cannot reach.  If, conversely, factors other than performance are emphasized, such terms and conditions may make our sales efforts more challenging.  The Company cannot anticipate the terms and conditions that will apply to any specific procurement regulations applicable to potential sales of ODIN to government agencies.

The Company otherwise believes that  government regulations will not have a material impact on the Company’s production or sale of ODIN, and the Company does not anticipate any change to this in the future.

Additional Disclosure Regarding the Company’s Business

Research and Development Cost Estimate

The Company estimates that during each of 2009 and 2008, it incurred no out of pocket research and development expenses with respect to THOR.  The Company did provide in-kind research and development activities with respect to THOR, as required under the CRADA.

The Company estimates that during 2009 and 2008, it incurred $30 and $226,769, respectively, on research and development activities with respect to ODIN.

Costs and Effects of Compliance with Environmental Laws

The Company has incurred no costs nor suffered any effects to maintain compliance with any environmental laws.

Environmental Impact

Food and other objects scanned with the THOR prototype have returned to below background radiation levels within approximately fifteen minutes.  No long term effects were evidenced.

No environmental impact has been identified with respect to ODIN.

Employees

The Company has eight current employees, of which two are executive managers, three are  administrative, two are engineers, and one is a marketing representative.

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

ITEM 1A.   RISK FACTORS.

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

•

Because the Company had a net loss from operations of $2,038,623 and $1,643,502 for the years ended December 31, 2009 and December 31, 2008, respectively, we face a risk of insolvency

•

Until 2009, the Company had never earned substantial operating revenue. We have been dependent on equity and debt financing to pay operating costs and to cover operating losses

•

The auditors’ reports for our December 31, 2009, December 31, 2008, December 31, 2007 and December 31, 2006 financial statements include additional paragraphs that identify conditions which raise substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Risks Related to the Company’s Business

There is substantial doubt about the Company’s ability to continue as a going concern due to insufficient revenues to cover our operating costs.

Our independent auditors included a going concern paragraph in their reports issued in connection with their audits of our December 31, 2009, December 31, 2008, December 31, 2007 and 2006 financial statements.  The auditors noted in their reports that the Company has suffered recurring losses from operations.  The Company had accumulated deficits of $8,306,221 and $6,267,598 as of December 31, 2009 and December 31, 2008, respectively.  The Company had working capital deficit of $466,721 and working capital of $148,258 at December 31, 2009 and December 31, 2008, respectively, largely due to proceeds received from a private offering of its securities.  These factors raise substantial doubt about our ability to continue as a going concern.

We incurred a net loss for the year end results for each of December 31, 2009 and December 31, 2008, respectively.  To the extent that we do not generate revenue from the sale of THOR or ODIN units, or from other sources, then the Company may not have the ability to continue as a going concern.  The financial statements which accompany this report do not include any adjustments that might result from the outcome of this uncertainty.

The sale  of our ODIN personnel screening technology and THOR devices in foreign markets are dependent on the approvals of foreign governments, which are out of our control.

The Company’s prototype personnel screening device and THOR units are being marketed for sale in foreign countries, particularly in the Middle East, Asia Minor, and India.  Obtaining the permission of foreign governments has been challenging and slow.  Certain countries in the Middle East prohibit non-Muslims from doing business directly with their governments, and we are required to negotiate with government-authorized middle men. This adds an additional layer of bureaucracy that we must penetrate in order to sell our products.

Personal privacy concerns may impact sales of ODIN in the United States.

Personal privacy issues may impact sales of ODIN in the United States and certain other countries.  This is because the prototype ODIN provides a near medical quality image that reveals the contours of the person being scanned.  Even though the transmission X-ray and near medical quality image generated by ODIN may be useful in safeguarding our airways against threats posed by diaper bombs and implant bombs, there is no guaranty that concerns over personal privacy issues will not cause potential customers to not consider purchasing and utilizing ODIN.

Delays in the introduction of THOR and ODIN may have significantly impacted our ability to compete for market share for these technologies.

Because we have not sold any THOR or ODIN units, other vendors of less sophisticated but competing screening technologies may be selling their products and limiting our potential market share. Due to budgetary concerns or other factors, such customers may not be interested in purchasing THOR or ODIN units when they become available until their existing units are retired. This may impact our ability to penetrate the screening technology market when we are ready to do so.

Because we do not have an exclusive license to develop or market or distribute ODIN or ULDRIS, we compete against the manufacturer and possibly other competitors who may have ULDRIS units and may be redeveloping them for commercial use.

The manufacturer of ULDRIS, which has similar functionality to ODIN, is in Russia. To our knowledge, no other person or entity outside of Russia or China possesses an ULDRIS unit, or possesses an exclusive license to develop or distribute ULDRIS in any geographic region other than the Russian Federation or China. Nevertheless, we do not have any exclusive rights with respect to ULDRIS, and it is possible that potential competitors could acquire and develop an ULDRIS unit and compete against us. We have encountered one instance where the ULDRIS manufacturer directly competed with us for an ODIN purchase and sale contract.

We face aggressive competition in many areas of business. If we do not compete effectively, our business will be harmed.

We expect to face aggressive competition from numerous competitors with respect to both THOR and ODIN.  In both cases, competition is likely to be based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, local market presence and breadth of sales and service organization. We may not be able to compete effectively with all of our competitors. In addition to existing competitors, new competitors may emerge, and THOR and/or ODIN may be threatened by new technologies or market trends that reduce the value of these products.

Demand for our products may not materialize or continue.

The September 11, 2001 terrorist attacks, the war on terror, and the creation of the U.S. Department of Homeland Security have created increased interest in and demand for security and inspection systems and products.  However, we are not certain whether the level of demand will continue to be as high as it is now. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security, the U.S. Department of Defense, and similar agencies in other countries and whether our products will be a part of those solutions. Additionally, should our products be considered as a part of the future security solutions, it is unclear what the level may be and how quickly funding to purchase our products may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

If operators of our security and inspection systems fail to detect weapons, explosives or other devices that are used to commit a terrorist act, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage.

Our business exposes us to potential product liability risks from the development, manufacturing, and sale of THOR and ODIN.  Our prospective customers will use our products to help them detect items that could be used in performing terrorist acts or other crimes.  ODIN may require that an operator interpret an image of suspicious items within a bag, parcel, container or other vessel, and the training, reliability and competence of the operator will be crucial to the detection of suspicious items.  We could be held liable if an operator using our equipment failed to detect a suspicious item that was used in a terrorist act or other crime.

Furthermore, both THOR and ODIN are advanced mechanical and electronic devices and therefore can malfunction.  In addition, there are also many other factors beyond our control that could lead to liability claims should an act of terrorism occur.  It is very difficult to obtain commercial insurance against the risk of such liability.  It is very likely that, should we be found liable following a major act of terrorism, our insurance would not fully cover the claims for damages.

Our revenues are dependent on orders of security and inspection systems, which may have lengthy and unpredictable sales cycles.

Our sales of THOR and ODIN units may often depend upon the decision of governmental agencies to upgrade or expand existing airports, border crossing inspection sites, seaport inspection sites and other security installations.  Any such sales may be subject to delays, lobbying pressures, political forces, procedural requirements, and other uncertainties and conditions that are inherent in the government procurement process.

We are dependent on key personnel, specifically Louis J. Brothers and Larry K. Wilhide, and have no employment agreements with them.

We are a company with key employees and are dependent on the services of Louis J. Brothers, our president, and Larry K. Wilhide, our vice-president.  Messrs. Brothers and Wilhide are equal shareholders and their combined voting rights are equal to 58.2% of our outstanding common stock.  We do not have employment agreements with them, and losing either of their services would likely have an adverse effect on our ability to conduct business.  Messrs. Brothers and Wilhide serve as Officers and Directors of the Company.  Messrs. Brothers and Wilhide are our founders.  Both men have contributed to the survival and growth of the Company for twelve years.  Mr. Brothers’ government and scientific contacts are essential to the Company’s ability to diversify its product line, including our ability to license, develop, and market future additional products unrelated to the THOR technology.  Mr. Wilhide’s engineering and drafting capabilities are essential to our ability to manufacture the technology that we license.  Therefore, there is a risk that if either Mr. Brothers or Mr. Wilhide left the Company, there is no guarantee that we could survive.

We cannot predict our future capital needs and may not be able to secure additional funding.

We may need to raise additional funds within the next twelve months in order to fund our installation of manufacturing facilities and dealer network.  We expect that the majority of these funds will come from the sale of our common shares to public or private investors, which could result in a dilution of ownership interests by the holders of our common stock.  Also, we cannot assure you that we will be able to obtain the funding we deem necessary to sustain our operations.

Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion.

We continue to actively recruit qualified candidates to fill key positions within the Company.  There is substantial competition for experienced personnel. We will compete for experienced personnel with companies who have substantially greater financial resources than we do.  If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to be successful.

If we are not able to successfully protect our intellectual property, our ability to capitalize on the value of the THOR technology may be impaired.

We do not own the THOR technology, and our ability to use and capitalize on the value of the THOR technology depends on entirely on our rights to do so under the CRADA and the ERA.  The CRADA does not guarantee that we will have any permanent or exclusive right to utilize the THOR technology.  We are actively pursuing and attempting to maximize our rights under the CRADA, but there is no guarantee that we will be able to secure rights that provide the desired level of intellectual property protection.

Even though we believe that there is no competitor currently close to being able to introduce a security technology with the capability and accuracy of the THOR technology, it is possible that imitators may appear who may create adaptive technologies that achieve similar results to THOR.  It is also possible that LLNL, as the owner of the THOR technology under the CRADA, under certain circumstances may provide a third party with a license to utilize the THOR technology.

Moreover, regardless of any rights we secure under the CRADA, the CRADA provides that (i) the United States government and its agencies retain a nonexclusive, nontransferable, irrevocable paid-up license to practice or have practiced for or on behalf of the government the THOR technology throughout the world; and (ii) the US Department of Energy retains march-in rights with respect to the THOR technology.  According to the US D.O.E., such march-in rights have never been exercised.

 We have tried to minimize the deconstruction and adaptation of the THOR technology by potential competitors.  We are currently engaged in discussions with LLNL regarding potential inventions resulting from the CRADA, and expect that patent protection will be pursued.

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

Risks Related to Investment

We expect the price of our common stock to be volatile. As a result, investors could suffer greater market losses than they might experience with a more stable stock.

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

As of December 31, 2009, there are 1,000,000 Class C warrants, 1,857,146 Class D warrants, 1,900,000 Class F warrants and 800,000 Class G warrants outstanding that remain unexercised.  It is our belief that warrant holders may begin to exercise their warrants and sell their underlying shares at such time (if any):  that the Company begins selling its ODIN units; that LLNL issues a Final Project Report under the CRADA announcing THOR’s operational status; that the Company receives its first contract to purchase THOR LVX units; or that other factors trigger warrant exercises, provided that the price of our common stock exceeds the strike price on outstanding warrants.  Regardless of the conditions or events that trigger the exercise of the warrants, if a large warrant exercise event occurs, there will certainly be an increase in supply of our common stock available and a corresponding downward pressure on our stock price.  The sales may also make it more difficult for the Company or its investors to sell current securities in the future at a time and price that the Company or its current investors deem acceptable or even to sell such securities at all.  The risk factors discussed in this “Risk Factors” section may significantly affect the market price of our stock.  A low price of our stock may result in many brokerage firms declining to deal in our stock.  Even if a buyer finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of this stock as collateral for loans.  Thus, investors may be unable to sell or otherwise realize the value of their investments in our securities.

In addition to the outstanding warrants discussed above, we also previously issued a total of 3,000,000 Class A Warrants at an exercise price  per share to Coast to Coast Equity Group, Inc. (“CTCEG”) as follows: 1,000,000 shares at the exercise price of $1.00 per share, 1,000,000 shares at the exercise price of $1.50 per share and 1,000,000 shares at the exercise price of $2,00 per share.  CTCEG assigned its right to purchase 200,000 shares at the exercise price of $1.00 per share to a third party ,who purchased 200,000 shares, leaving 2,800,000 in Class A Warrants. Those warrants expired by their terms on May 14, 2009, but CTCEG has taken the position that, along with certain related agreements, they were extended until May 14, 2010 by the Company.  The Company is currently in litigation with CTCEG and expects CTCEG to amend its complaint to include a claim that the warrants do not expire until May 14,

2010 and the Company cannot provide any assurance that CTCEG will not prevail and then exercise those warrants.  However, the Company believes the class A warrants expired because the Warrant Agreement was never modified in writing to extend the warrants’ expiration date, as is required by the Warrant Agreement’s terms.  The financial statements included in this Form 10-K were prepared as if such warrants were no longer outstanding.

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

Our common stock differs from many stocks because it has been a “penny stock.”  The SEC has adopted a number of rules to regulate penny stocks.  These rules require that a broker or dealer, prior to entering into a transaction with a customer, must furnish certain information related to the penny stock.  The information that must be disclosed includes quotes on the bid and offer, any form of compensation to be received by the broker in connection with the transaction and information related to any cash compensation paid to any person associated with the broker or dealer.

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

Potential investors should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  These patterns include

•

control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;:

•

manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have our independent registered public accounting firm attest to these controls.

As directed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in their annual reports an assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting, as well as the operating effectiveness of the company’s internal controls over financial reporting. We evaluate our internal controls over financial reporting in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls.

We expect to continue to expend significant resources in complying with the documentation and testing procedures required by the Sarbanes-Oxley Act of 2002. However, there will remain an ongoing risk that we will not comply with all of its requirements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company does not own or lease a manufacturing facility for production of THOR, but it intends to build or acquire at least one assembly facility in the United States for that purpose.  The Company has located several suitable sites, and intends to move forward with negotiations for a lease and / or facility construction.

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

On December 1, 2007, the Company entered into a lease of 2,700 square feet of rentable warehouse space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky.  The space is built without need for alteration.  The purpose of the lease is to enable the Company to house and permit viewings of its ODIN prototype unit.  The term of the lease is for 37 months beginning on the first day of December, 2007 and ending on the last day of December, 2010. Minimum annual lease payments are: $2,039 for 2007; $18,540 for 2008; $19,080 for 2009, and $19,575 for 2010.  Therefore, the Company’s minimum cumulative lease obligation is $59,234 for the full five year lease period.

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

On November 11, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The complaint was filed on or about October 28, 2009 in circuit court in Manatee County, Florida by shareholder and creditor Coast To Coast Equity Group, Inc. The complaint alleges that the defendants breached a consulting services agreement by not reimbursing plaintiff for $44,495.18 in expenses, committed fraud, pleaded for the rescission of a standby equity agreement in the amount of $500,000, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney’s fees.  As it pertains to non-contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff’s proceeds which were to be allocated towards the purchase of an ODIN unit.  The Company and Mr. Brothers deny the allegations and have filed a motion to dismiss the complaint, however they can provide no assurances as to the manner or timing of other responses or as to the possible resolution of the matter.

ITEM 4.  . [RESERVED]

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

The Company received $1,296,500 in proceeds between August 2006 and November 2006 from the exempt offering of units.  The unit offering agreements contained use of proceeds restrictions, with a minimum of 80% being mandated for working capital and up to 20% being allowable for salary expense.  The Company used the proceeds during 2006 and 2007 as required by the limitations contained in the unit purchase agreements.  As of the expiration of the Class B warrants on April 4, 2009, 338,000 Class B warrants have been exercised netting $507,000 in proceeds to the Company, which were applied with the same 80/20 working capital/salary expense limitation provided in the investor agreements.  As of the expiration of the Class A warrants on May 14, 2009, 200,000 Class A warrants had been exercised, netting $200,000 in proceeds to the Company, which were applied with the same 80/20 working capital/salary expense limitation provided in the investor agreements.

Common Stock

The Company's common stock trades on the OTC Bulletin Board under the symbol "VLYF".

As of March 31, 2010, we had approximately 60 shareholders of record.   The Company has one class of common stock, $0.001 par value per share, and has 100,000,000 authorized shares.   The common stock holds voting rights of one vote per share, is entitled to dividends when and if declared out of funds legally available therefore, but has no preemptive rights.  In each of the two most recent fiscal years we did not issue or declare any dividends, and we did not issue any securities under an equity compensation plan.

During 2009 and 2008, in each quarterly period the high and low price per share transacted on the OTC Bulletin Board of our common stock was:

FOURTH QUARTER 2009
Date	BID	HIGH/LOW †
12/31/09	$0.91	HIGH BID
10/01/09	0.17	LOW BID
THIRD QUARTER 2009
Date	BID	HIGH/LOW †
08/06/09	$0.30	HIGH BID
07/30/09	0.12	LOW BID
SECOND QUARTER 2009
Date	BID	HIGH/LOW †
06/22/09	$0.35	HIGH BID
05/12/09	0.10	LOW BID
FIRST QUARTER 2009
Date	BID	HIGH/LOW †
03/11/09	$0.50	HIGH BID
02/25/09	0.08	LOW BID
FOURTH QUARTER 2008
Date	BID	HIGH/LOW †
10/01/08	$0.69	HIGH BID
11/25/08	0.12	LOW BID
THIRD QUARTER 2008
Date	BID	HIGH/LOW †
07/07/08	$1.85	HIGH BID
09/18/08	0.25	LOW BID
SECOND QUARTER 2008
Date	BID	HIGH/LOW †
04/14/08	$3.20	HIGH BID
06/30/08	1.50	LOW BID
FIRST QUARTER 2008
Date	BID	HIGH/LOW †
03/03/08	$5.40	HIGH BID
01/22/08	2.25	LOW BID

Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

†Source: www.finance.yahoo.com

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	10,000,000(1)
Total	-	-	10,000,000(1)

  (1) The Company’s board of directors has directed that these shares be reserved and available for issuance under equity compensation plans adopted in the future.  At present, the Company has not adopted any equity compensation plan under which these shares may be issued.

Recent Sales of Unregistered Securities

During 2009, 2008, 2007, and 2006, we sold securities in various private, unregistered transactions. Neither the Company nor any person acting on its behalf offered or sold securities by any form of general solicitation or general advertising. The purchasers were known to management or were known to business associates of management. No underwriting discounts or commissions were paid to any party by the Company.

On May 27, 2009 the Company issued 1,900,000 shares of common stock to MKM Master

Opportunity Fund and individual investors for $237,500 in cash.  On May 27, 2009, the Company also granted to MKM and individual investors seven-year Class F Warrants to purchase 1,900,000 shares of common stock at a price of $0.20.  These sales were conducted in a private transaction exempt from registration pursuant to pursuant to Section 4(2) of the Securities Act and Regulation D Rule 506.

On August 10, 2009 the Company issued 800,000 shares of common stock to individual investors for $100,000 in cash ($92,000 net of expenses).   On August 10, 2009, the Company also granted to such investors seven-year Class G Warrants to purchase 800,000 shares of common stock at a price of $0.20.  These sales were  conducted in a private transaction exempt from registration pursuant to pursuant to Section 4(2) of the Securities Act and Regulation D Rule 506.

Warrants

As previously disclosed, between 206 and 2009, the Company has issued Class A, B, C, D, E, F, and G warrants.  The Company on occasion has previously referred to Class C, Class D, Class F, and Class G warrants as Series C, Series D, Series F and Series G warrants, respectively.

Our Class A warrants expired on May 14, 2009.  Language in prior filings inadvertently and mistakenly implied that these warrants had been extended until May 13, 2010, but no such extension was ever effected in writing, as is required by the Warrant Agreement dated July 6, 2006.  CTCEG, the holder of those warrants, believes that the expiration date of those warrants was extended.

Our Class B warrants expired on April 4, 2009.

The sole person to whom we issued Class E warrants, Mr. Daniel Katz, agreed to forego his right to receive such warrants, pursuant to a settlement agreement described in our current report on Form 8-K filed on March 13, 2009.

None of the remaining outstanding warrants has a market at the present time.   The Class C, D, F and G warrants are restricted securities and are assignable by the buyers in transactions compliant with exemptions from registration under the Securities Act and the rules promulgated thereunder.

The Company may offer additional securities as our capital requirements dictate or as suitable funding opportunities present themselves.

Repurchases of Securities by the Company

None

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

Liquidity and Capital Resources

Between December 31, 2008 and December 31, 2009, our capital requirements have largely been met through sales of securities and sales of products other then THOR or ODIN. We recorded sales of $3,202,815 from the sale of various products in 2009.  We anticipate that income from sales of such products will be sufficient to finance our ongoing capital requirements in 2010. To the extent we make sales of ODIN or THOR systems in 2010, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years and had a net loss of $2,038,623 for the year ended December 31, 2009.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the year ended December 31, 2009 we received cash proceeds of $3,103,615 from revenues, $858,400 from deferred revenues and $337,500 from sales of our common stock. For the year ended December 31, 2008 we received cash proceeds of $123,400 from revenues, $343,000 from sales of our common stock and $1,260,000 in debt financing.  For the year ended December 31, 2007, we received cash proceeds from debt financing of $160,000 and sales of our common stock of $914,000.

For the year ended December 31, 2009 we issued 3,273,571 shares of our common stock.  For the year ended December 31, 2008 we issued 4,459,516 shares of our common stock. For the year ended December 31, 2007 we issued 659,333 shares of our common stock as payment for services. Management anticipates that we may continue to issue shares for expansion of our business in the short term.

 Management intends to finance our 2010 operations primarily with the revenue from product sales.   Any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues will be realized to support operations in 2010. We may need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We have sufficient contracts in place to meet our expected cash requirements for 2010.  We anticipate that any capital raised in 2010 will be primarily for the purpose of expanding operations.

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 37 month non-cancelable operating lease, expiring August 2011 and December 2010, respectively. Base rent is $5,807 per month with an annual rent escalator of 3%. At December 31, 2009, future minimum payments for operating leases related to our office and manufacturing facilities were $108,090 through August 2011.

Our total current liabilities increased to $2,334,561 at December 31, 2009 compared to $615,415 at December 31, 2008. Our total current liabilities at December 31, 2009 included accounts payable and accrued expenses of $1,217,603, deferred revenue of $858,400, convertible debentures of $42,000 and a loan from shareholder of $216,558.

Results of Operations

The following discussions are based on the unaudited consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2009, and 2008, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

SUMMARY COMPARISON OPERATING RESULTS
	Year ended December 31,
	2009	2008
Gross Profit	$259,750	$59,932
Total operating expenses	1,725,643	1,703,434
Loss from operations	(1,465,893)	(1,643,502)
Total other income (expense)	(572,730)	(205,253)
Net income (loss)	$(2,038,623)	$(1,848,755)
Net income (loss) per share	$(0.04)	$(0.04)

Our operating expenses have generally decreased from the year ended December 31, 2009 compared with the year ended December 31, 2008.  The major components of our operating expenses consist of selling and administrative expense, warrant expense and stock based consulting for the comparable reporting periods.  For the years ended December 31, 2009 and December 31, 2008, our selling and administrative expenses were $1,279,420 and $1,560,984, our warrant expense was $446,223 and $-0-, while our stock based consulting expenses were $-0- and $142,450, respectively.

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

The following chart provides a breakdown of our sales in 2009 and 2008.

	December 31,	December 31,
	2009	2008
Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	3,202,815	132,000
Valley Forge Imaging, Inc.	-	-
Valley Forge Emerging Technologies, Inc.	-	-
Totals per financial statements:	$3,202,815	$132,000

Our total operating expense was $1,725,643 and $1,703,434 for the years ended December 31, 2009 and December 31, 2008, respectively.

Our average monthly cost of operations from January 2009 through December 2009 was $143,804. Excluding, non-cash charges of $469,660 for amortization of debt discount, $446,223 for warrant expense, $28,800 for issuances of common stock for services, and $3,750 in stock based compensation, the monthly cost of operations from January 2009 through December 2009 was $64,768.

As of December 31, 2009, we had approximately $1,492,135 in cash remaining.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for twenty-three months, at which time we will have to obtain additional capital funding. Thus, our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from sales of the ODIN unit; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources or continued sales of our standard products. While the receipt of purchase orders for the THOR will dictate our major production needs, the timing of the government approval process is largely out of our control. Likewise, we have just placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. We do not have a forecast of how long it may take to realize revenues from any sales of such units.

Other than for general operational and payroll expenses, which may also include the payment of additional research and development and marketing expenses, the Company’s day-to-day operations are not expected to change materially until such time as we obtain the necessary government approvals to commence production and then the delivery of the first commercial THOR devices or sales orders for any ODIN units. We do not anticipate having significant additional research and development expenses during the next twelve months, but such expenses may be necessary to facilitate the obtaining of U.S. Government approvals before we can commence production of the THOR system or to facilitate the execution of new contracts.

In the coming months, the Company will sharpen its estimates of its capital requirements based on any quantities of THOR and ODIN units ordered and based on reliable information enabling us to better predict when LLNL will issue the Final Report of the CRADA and the terms of the license approval once negotiated.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, security deposits, amounts due to shareholders, accounts payables, accrued expenses and a convertible debenture.  The carrying values of these financial instruments approximate the fair value due to their short term maturities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

R.R. Hawkins & Associates International, a Professional Service Corporation

                                                   DOMESTIC & INTERNATIONAL BUSINESS CONSULTING

A superior method to building big business…”

To the Board of Directors and Shareholders

Valley Forge Composite Technologies, Inc

Covington, Kentucky

Report of Independent Registered Public Accounting Firm

We have audited the consolidated balance sheet of Valley Forge Composite Technologies, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Composite Technologies, Inc. as of December 31, 2009 and 2008, the results of operations, stockholders’ equity and its cash flows for the years ending December 31, 2009 and 2008 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, PSC

April 13, 2010

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd.  , Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
ASSETS	2009	2008
Current assets:
Cash	$1,492,135	$305,179
Accounts receivable	99,120	9,492
Inventory	151,300	225,000
Prepaid expenses	104,285	203,002
Deposits with vendors	21,000	21,000
Total current assets	1,867,840	763,673
Property and equipment, net	40,958	51,623
Other assets:
Security deposit	5,535	5,535
Capitalized R&D costs, net of amortization of $73,227 and $24,409 at December 31, 2009 and 2008	170,863	219,681
Loan fees, net of amortization of $104,842- and $26,614 at December 31, 2009 and 2008	129,843	208,071
Total other assets	306,241	433,287

Total Assets	$2,215,039	$1,248,583

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,217,603	$246,857
Deferred revenue	858,400	-
Convertible debenture	42,000	42,000
Due to shareholder	216,558	326,558
Total current liabilities	2,334,561	615,415
Long-term debt, net of debt discount of $541,893 and $1,011,553
at December 31, 2009 and 2008	458,107	138,447
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
54,668,920- and 51,415,349 issued - and outstanding at
December 31, 2009, and 2008	54,689	51,415
Additional paid-in capital	7,673,903	6,710,904
Accumulated deficit	(8,306,221)	(6,267,598)
Total shareholders' equity (deficit)	(577,629)	494,721

Total Liabilities and Shareholders' Equity (Deficit)	$2,215,039	$1,248,583
The accompanying notes should be read in conjunction with the audited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2009	2008

Sales	$3,202,815	$132,000
Cost of sales	2,943,065	72,068

Gross Profit	259,750	59,932

Costs and expenses
Selling and administrative expenses	1,279,420	1,560,984
Warrant expense	446,223	0
Stock based consulting	-	142,450
	1,725,643	1,703,434

Loss from operations	(1,465,893)	(1,643,502)

Other income
Interest expense	(568,561)	(208,567)
Legal settlement	13,750	-
Investment income	81	3,314

Net loss	$(2,038,623)	$(1,848,755)

Loss per common share
Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding
Basic and Diluted	53,011,122	49,362,903

The accompanying notes should be read in conjunction with the audited consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock	Number of Shares	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT JANUARY 1, 2008	46,956	$46,955,833	$4,638,394	$(4,418,843)	$266,507

Stock based consulting - warrants	-	-	142,450	-	142,450

Proceeds from exercise of warrants	200	200,000	199,800	-	200,000

Stock issued for services	412	412,516	414,857	-	415,269

Stock based compensation	25	25,000	26,225	-	26,250

Stock issued for money raisers	2,200	2,200,000	(2,200)	-	-

Proceeds from sale of common stock	1,560	1,560,000	48,440	-	50,000

Debt Discount	-	-	1,150,000	-	1,150,000

Proceeds from standby equity agreement	62	62,000	92,938	-	93,000

Net loss for the year ended December 31, 2008	-	-	-	(1,848,755)	(1,848,755)

BALANCE AT DECEMBER 31, 2008	51,415	51,415,349	6,710,904	(6,267,598)	494,721

Proceeds from exercise of warrants	-	200,000	446,223	-	446,223

Stock issued for services	120	120,000	28,680	-	28,880

Stock based compensation	25	25,000	3,725	-	3,750

Proceeds from sale of common stock	2,700	2,700,000	334,800	-	337,500

Net loss for the year ended December 31, 2009	-	-	-	(2,038,623)	(2,038,623)

BALANCE AT DECEMBER 31, 2009	54,689	$54,688,920	$7,673,903	$(8,306,221)	$(577,629)

The accompanying notes should be read in conjunction with the audited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ending December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,038,623)	$(1,848,755)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	140,907	64,948
Amortization of debt discount	469,660	138,447
Common stock issued for services	28,800	415,269
Fair value of warrants issued	446,223	142,450
Stock based compensation	3,750	26,250
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(89,628)	(9,492)
Inventory	73,700	235,114
Prepaid expenses	98,717	(160,343)
Vendor deposits	-	201,735
Increase (decrease) in:
Accounts payable and accrued expenses	970,746	118,476
Deferred revenue	858,400	(66,000)
Net Cash Provided By (Used In) Operating Activities	962,652	(741,901)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized R&D Costs	-	(244,090)
Loan fees	-	(234,685)
Purchases of equipment	(3,196)	(5,801)
Net Cash Used In Investing Activities	(3,196)	(484,576)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	-	200,000
Proceeds from issuance of common stock per standby equity agreement	-	93,000
Proceeds from issuance of common stock	337,500	50,000
Proceeds from long-term debt	-	1,150,000
Repayments of notes payable	-	(160,000)
Repayments to shareholder	(110,000)	-
Proceeds from shareholder loans	-	110,000
Net Cash Provided From Financing Activities	227,500	1,443,000
NET INCREASE IN CASH	1,224,956	216,523
CASH AT BEGINNING OF PERIOD	305,179	88,656
CASH AT END OF PERIOD	$1,492,135	305,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$113,204	$28,992
The accompanying notes should be read in conjunction with the audited consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

The primary activity of VFI is to market and sell personnel screening devices known as ODIN and ULDRIS (Ultra Low Dose Radiographic Imaging System).  On April 30, 2007, the Company signed an agreement to become a re-seller of ULDRIS, a product manufactured in Russia.

VFA is actively engaged in the design and manufacture of attitude control instruments for small satellites, in particular, mini momentum reaction wheels based on VFA’s propriety composite and bearing technology.

VFET evaluates miscellaneous scientific technologies not matching the Company’s aerospace and anti-terrorism business segments for potential commercialization.

Between 1996 and 2003 and in 2009, through VFDS, the Company won numerous contracts to produce momentum wheels and various other mechanical devices for special projects. Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).  The development and commercialization of THOR is the present focus of VFDS.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At December 31, 2009, the Company’s cash deposits exceeded the FDIC insured limits by $1,942,375.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At December 31, 2009, the Company held no cash equivalent securities.

Inventories

The Company’s accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	December 31	December 31
	2009	2008
Raw materials	$-0-	$-0-
Work in process	-0-	-0-
Finished goods	151,300	225,000
	$151,300	$225,000

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

Income Taxes

Income taxes are accounted for in accordance with ACS 740, Accounting for Income Taxes. ACS 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some, or all, of the deferred tax asset will not be realized.

Loss per common share

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

The following sets forth the computation of earnings per share.

	For the Period Ended
	December 31,
	2009		2008
Net loss		$(2,038,623)		$(1,848,755)
Weighted average shares outstanding		53,011,122		49,362,903
Loss per share - basic and diluted	$	( .04)	$	( .04)

The Company’s common stock equivalents include the following:

	December 31,	December 31,
	2009	2008
Class A Warrants	– (1)	2,800,000
Class B Warrants	(2)	958,500
Class C Warrants	1,000,000	1,000,000
Class D Warrants	1,857,146	1,857,146
Class E Warrants	-	2,500,000
Class F Warrants	1,900,000	-
Class G Warrants	800,000	-
Total common stock equivalents	5,557,146	9,115,646

(1)

The Class A Warrants expired on May 14, 2009

(2)

The Class B Warrants expired on April 4, 2009

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

On July 6, 2006 the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG. These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  All of the Class A warrants expired on May 14, 2009.

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

Recent accounting pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally "Accepted Accounting Principles – Overall" (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cashflows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred, until such time as management determines the research and development will have a future use and at that time, such expense are capitalized and amortized over their useful life.  Research and development expense, which are included in selling, general and administrative expenses, were $30 in 2009 and $226,769 for 2008.  Capitalized research and development costs were $-0- in 2009 and $244,091 in 2008.

 NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $8,306,221 at December 31, 2009, net losses in the period ended December 31, 2009 of $2,038,623 and cash provided by operations during the period ended December 31, 2009 of $962,652. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 – INCOME TAXES

There was no income tax expense for the periods ended December 31, 2009 and 2008 due to the Company’s net losses.

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following at December 31, 2009:

Net operating loss carryforwards	$2,250,000
Less: Valuation allowance	(2,250,000)
Net deferred income tax assets	$-0-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for fiscal years 2009 and 2008:

	2009	2008
Computed “expected” tax benefit	(33)%	(33)%
State taxes net of “expected” tax benefit	(6)%	(6)%
Permanent differences	-%	-%
Change in valuation allowance	39%	39%
Effective tax rate	0%	0%

Net operating loss carryforwards totaled approximately $5,785,000 at December 31, 2009.  The net operating loss carryforwards will begin to expire in the year 2028 if not utilized.  After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2009 due to the uncertainty of realizing the deferred tax assets. The valuation allowance increased by approximately $793,000 for the year ended December 2009. Utilization of the Company’s net operating loss carryforwards may be  limited based on changes in ownership as defined in Internal Revenue Code Section 382.

Income taxes are accounted for in accordance with ACS 740, Accounting for Income Taxes. ACS 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some, or all, of the deferred tax asset will not be realized.  Utilization of the Company's net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended December 31, 2009.

NOTE 4 - RELATED PARTY TRANSACTIONS

At December 31, 2009 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $216,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at December 31, 2009 earns 6% annual interest compounded quarterly, and is due on demand.

On August 11, 2006, Coast to Coast Equity Group, Inc., loaned the Company $42,000 as described in Note 6.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended December 31, 2009 and 2008 was $101,814 and $92,273.

The following is a schedule of future minimum lease payments required under the lease as of December 31, 2009:

Period Ending
December 31	Amount

2010	$72,270
2011	35,820
$108,090

NOTE 6 - CONVERTIBLE DEBENTURE

On August 11, 2006, the Company issued a convertible debenture to Coast To Coast Equity Group, Inc. (“CTCEG”), in the amount of $42,000 in exchange for cash received.  This debenture matures upon the earlier of twelve months from the date of the closing of the merger between VFDS and CTCEG, which occurred on July 6, 2006, or upon the date of an “event of default” which would include any proceedings by VFDS to seek protection due to insolvency. On July 2, 2008, the Company and CTCEG agreed to extend the agreement until August 11, 2010.  The stated interest rate is 4% per annum.

NOTE 7 – SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company issued 3,000,000 Class A warrants in exchange for consulting services rendered. The Company valued these warrants at the fair market value on the dates of the grant as referred to in Note 1.  The Class A warrants expired on May 14, 2009.

During the period August 2006 through November 2006, the Company sold in private placement transactions 1,296,500 units at $1.00 per unit which consist of 1 share of common stock and 1 Class B warrant which can be exercised at $1.50 per share within 6 months from the effective date of a registration statement registering the units and the underlying shares reserved for the exercise of the warrants. A registration statement was required to be filed within 30 days from the date that the Company attains a shareholder base of 35 shareholders. This filing occurred on November 14, 2006 and was declared effective on May 14, 2007.  The Class B warrants’ contractual expiration date of November 13, 2007 has been extended several times by the board of directors, with the most recent extension occurring on December 23, 2008. The Class B warrants expired on April 4, 2009.

The Company established a price protection provision relating to the selling unit holders of the private placement securities named in the registration statement. The provision states that parties to the agreement are entitled to receive additional stock or warrants if the Company sells shares of stock or warrants for less than $1.00 per share of common stock and $1.50 per warrant prior to the time limitations specified which are one year from the effective date of the Registration Statement for common stock issued and six months from the effective date of the Registration Statement for warrants issued. The Company did not offer any additional securities that would have caused this provision to become effective prior to the applicable time limitations of the provisions, which expired in May 2008. Accordingly, the Company believes that the price protection provision will have no accounting impact.

Coast To Coast Equity Group, Inc., and Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly the shareholders of Quetzal Capital Funding 1, Inc.), were previously protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement (incorporated by reference herein), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, expired on May 14, 2009.  Language in prior filings inadvertently and mistakenly implied that these non-dilution rights had been extended until May 13, 2010, but no such extension was ever effected.

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LTD ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Class C Warrants (the "Warrants") to purchase up to 1,000,000 shares of the Company's common stock. The warrants are exercisable at an exercise price of $1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $166,667 to interest expense during the year ended December 31, 2009.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share from $1.61 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM and several securities purchasers unrelated to MKM. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants (the "Warrants") to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of $0.75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $302,992 to interest expense during the year ended December 31, 2009.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class D warrants to $0.20 per share from $0.75 per share.

On May 27, 2009 the Company issued 1,900,000 shares of common stock to MKM Capital Advisors and individual investors for $237,500 in cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Class F Warrants to purchase up to 1,900,000 shares of the Company’s common stock.  A total of $302,600 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.16; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 254.69%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72%.  In addition, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share from $1.61 per share and the series D warrants to $0.20 per share from $0.75 per share.

On August 10, 2009 the Company issued 800,000 shares of common stock to individual investors for $100,000 in cash ($92,000 net of expenses).  In connection with the common stock purchase, the individual investors were issued Class G Warrants to purchase up to 800,000 shares of the Company’s common stock.  A total of $143,623 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.18; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 270.54%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 0.19%. In addition, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share from $1.61 per share and the series D warrants to $0.20 per share from $0.75 per share.

Stock warrant activity for the period ended December 31, 2009 is summarized as follows:

		Weighted
		average
	Number	exercise
	of shares	price
Outstanding at December 31, 2008	6,615,646	$1.32
Granted	2,700,000	0.20
Forfeited	(3,758,500)	1.50
Exercised	-	-
Outstanding at December 31, 2009	5,557,146	$0.20

The following table summarizes the Company's Class C, D, F, and G stock warrants outstanding at December 31, 2009:

		Weighted	Weighted
Range of		Average	Average
Exercise		Remaining	Exercise
Price	Number	Life	Price
$0.20	1,000,000	5.50	$0.20
$0.20	1,857,146	5.75	$0.20
$0.20	1,900,000	4.50	$0.20
$0.20	800,000	4.60	$0.20

NOTE 8 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	December 31,	December 31,
Estimated Life	2009	2008
Office equipment 5 years	$55,871	$52,675
Furniture and fixtures 7 years	49,564	49,564
	105,435	102,239
Less accumulated depreciation	(64,477)	(50,616)
	$40,958	$51,623

Depreciation expense for the years ending December 31, 2009 and 2008 was $13,861 and $13,925.

NOTE 9 – CAPITALIZED R&D COSTS

The major classifications of equipment are summarized below:

	December 31,	December 31,
	2009	2008
Capitalized R&D costs	$244,090	$244,090
Less accumulated amortization	(73,227)	(24,409)
	$170,863	$219,681

Amortization expense for the years ending December 31, 2009 and 2008 was $48,818 and $24,409.

Capitalized R&D costs are being amortized over 5 years.

NOTE 10 – LOAN FEES

The major classifications of equipment are summarized below:

	December 31,	December 31,
	2009	2008
Loan fees	$234,685	$234,685
Less accumulated amortization	(104,842)	(26,614)
	$129,843	$208,071

Amortization expense for the years ending December 31, 2009 and 2008 was $78,228 and $26,614.

Loan fees are being amortized over the terms of the loans which are 36 months.

NOTE 11 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $5,393 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 16.78% per annum and call for total minimum monthly installment payments of $80 as of December 31, 2009. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2010, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company.

NOTE 12 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants were exercisable at an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Class C Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $166,667 to interest expense during the year ended December 31, 2009.

On September 29, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC an unaffiliated accredited institutional investor and other unrelated individuals. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants were exercisable at an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Class D Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $302,992 to interest expense during the year ended December 31, 2009.

On September 29, 2009, the unrelated individual investors converted 428,571 shares of common stock at $0.35 per share.

The promissory notes are as follows:

	December 31,	December 31,
	2009	2008
Notes payable	$1,150,000	$1,150,000
Less: principal payments	-	-
Notes payable outstanding at December 31, 2009 and December 31, 2007	1,150,000	1,150,000
Less: unamortized discount on notes payable	(541,893)	(1,011,553)
Notes payable, net	458,107	138,447
Less current portion	-	-
Notes payable, net of discount of $541,893 and $1,011,553, less current portion	$458,107	$138,447

NOTE 13 – DEFERRED REVENUE

The Company has received $858,400 in cash for orders it will ship in the next six months.  Per the Company’s revenue recognition policy (see note 1), the revenue will be recognized when goods have been received by the customer.

NOTE 14 – ADVERTISING

Advertising costs are expensed as incurred. As of December 31, 2009 and 2008 advertising expense was $143,815 and $124,256.

NOTE 15 – STANDBY EQUITY AGREEMENT

On August 22, 2007, the Company entered into an agreement with CTCEG to sell 333,333 shares of common stock at $1.50 per share on demand of the Company.

The Company established a price protection provision relating to the selling price of common stock per the agreement. The provision states that parties to the agreement are entitled to receive additional stock if the Company sells shares of stock for less than $1.50 per share of common stock to an investor prior to the time limitations specified which is one year from the effective date of the agreement.

As of December 31, 2008, the Company had sold 333,333 shares for $500,000.

NOTE 16 – STOCK COMPENSATION

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

NOTE 17 – COMMON STOCK RESCISSION

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

NOTE 18 – SUBSEQUENT EVENTS

The Company performed a review of subsequent events between the balance sheet date of December 31, 2009, through February 11, 2010, the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure were made.

On January 30, 2010, the Company issued 534,624 shares of common stock to two investors, and in connection therewith canceled 600,000 warrants in a cashless exercise.

The Company has shipped approximately $4,500,000 in product with a gross profit of approximately $600,000 from January 1, 2010 until April 8, 2010.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

The management of Valley Forge Composite Technologies, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2009. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table sets forth the name and, age, and position of each officer and director of the Company.

Name	Age	Position
Louis J. Brothers	58	Chairman of the Board of Directors,
		Chief Executive Officer, and President
Larry K. Wilhide	62	Director, Vice-President (Engineering)
Andrew T. Gilinsky	49	Director
Richard S. Relac	69	Director
Eugene Breyer	62	Director
Raul A. Fernandez	60	Director
Dr. Victor A. Alessi	70	Director

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

Larry K. Wilhide

Larry K. Wilhide is a founder of VLYF, and since its inception in 1997 has been a director and the vice-president of engineering. On July 6, 2006, Mr. Wilhide became a director of the Company upon the execution of the Share Exchange Agreement. Mr. Wilhide is a part-time employee of VLYF and since 2000 continues to work for SKF Bearing, Inc. in Hanover, Pennsylvania as a sub-contractor where he performs general engineering and design services.  Mr. Wilhide holds a Bachelors Degree in Mechanical Engineering.

Andrew T. Gilinsky

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

Corporate Governance

The Board of Directors held formal meetings in August, September, October, November, and December 2009. Meetings of the board have been conducted by telephone.  We have never held an annual meeting of shareholders because all actions requiring shareholder approval have been conducted by the written consent of our majority shareholders, Messrs. Brothers and Wilhide.  We anticipate that we will begin to hold annual shareholder meetings when we enter into the operational phase of our core business plan.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert sitting on the board.  Due to our stagnant growth during 2009, we did not expand our board of directors as expected to include an audit committee or an audit committee financial expert.  It is not likely that we will expand the board in 2010 to include an audit committee or an audit committee financial expert unless and until we enter into the operational phase of our core business plan.

Board of Directors Nominating Committee

We do not have a standing board of directors nominating committee or a committee performing similar functions.  Messrs. Brothers and Wilhide at all times from the inception of VLYF to March 2008 were the only directors of the Company.  In March and April 2008, Messrs. Brothers and Wilhide appointed five directors to serve indefinitely. We do not anticipate needing a nominating committee at least until we choose to add additional directors or to fill a vacant position.

Code of Ethics

In August 2006, the Company adopted a Code of Ethics.  The Code of Ethics applies to the Company’s officers, director level employees and certain other designated employees and independent contractors.  A copy of the Code of Ethics, our Code of Conduct, and our Insider Trading Policy are available on our website at www.VLYF.com under the “Corporate Governance” tab.

ITEM 11.  EXECUTIVE COMPENSATION.

The Company paid compensation to each of the directors and executive officers in the following amounts during fiscal year 2009:

Name	Salary	Position

Louis J. Brothers	$0	As Chairman of the Board, Director
	$134,308	As Principal Executive Officer, Principal Financial Officer

Larry K. Wilhide	$0	As Director
	$100,131	As Vice-President

Messrs. Brothers and Wilhide each have the use of a Company car and each are protected by the Company’s indemnification policy for directors and officers (set forth below).  No other fringe benefits for either of them have been awarded in fiscal year 2009 or are contemplated at this time.  No other form of compensation or incentive compensation was paid or awarded to either of them in fiscal year 2009.

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other ($)	Total ($)	Awards ($)	Payouts ($)

Louis J. Brothers
(Chief Executive Officer)	2009	$ 134,308					$ 134,308
(Chief Executive Officer)	2008	$ 115,818					$ 115,818
President and Director)	2007	$ 128,400					$ 128,400

Larry K. Wilhide
(Vice-President and Director)	2009	$ 100,131					$ 100,131
(Vice-President and Director)	2008	$ 88,068					$ 88,068
(Vice-President and Director)	2007	$ 98,400					$ 98,400

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

The members of our board of directors, as of December 31, 2009, were Louis J. Brothers, Larry K. Wilhide, Andrew T. Gilinsky, Eugene Breyer, Dr. Victor E. Alessi, Raul A. Fernandez, and Richard S. Relac.

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

Expenses incurred in defending any action, suit or proceeding may be paid in advance of the final disposition of such action, suit or proceeding as authorized in the manner provided above upon receipt of any undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall is ultimately determined that such person is not entitled to be indemnified by the Company.

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

The description of the indemnification rights herein is subject to, and qualified by, the actual indemnification provisions set forth in the Company’s bylaws, which are attached as Exhibit 3.2 to this report and are incorporated by reference herein.

Director Compensation

The following table summarizes all compensation paid to our directors during 2009. After the close of 2008, the board of directors voted to compensate themselves in the form of restricted stock. Compensation commences in January 2009 and none is retroactive to 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Nonqualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
Louis J. Brothers						_	_
Larry K. Wilhide						_	_
Andrew T. Gilinsky	$ 3,000	$ 5,760				_	$ 8,760
Eugene Breyer	3,000	5,760				_	8,760
Dr. Victor E. Alessi	3,000	5,760				_	8,760
Raul A. Fernandez	3,000	5,760				_	8,760
Richard S. Relac	3,000	5,760				_	8,760

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company has 55,223,544 shares of common stock issued and outstanding as of March 31, 2010.  The table below assumes and projects the exercise of all Class C, D, F and G warrants, which raises the issued and outstanding shares upon such exercise to 60,180,690 shares.  There are no arrangements or agreements providing for the right to acquire additional beneficial ownership by the Company’s management.  There are no preconceived arrangements providing for a specific change of control of management of the Company upon the happening of certain future events. Beneficial owners and management will have the following holdings of the Company following the exercise of the warrants:

	Common	Common
	Shares	Shares Issuable
	Beneficially	Upon Exercise
Name	Owned	Of Warrants		Total		%	†

Directors and Executive Officers
Louis J. Brothers & Roe Brothers, Ten Ent	18,880,000	-		18,880,000		34.2
Larry K. Wilhide & Pat Wilhide, Ten Ent	18,880,000	-		18,880,000		34.2
Dr. Victor E. Alessi	24,000	-		24,000		*
Raul A. Fernandez	24,000	-		24,000		*
Richard S. Relac	29,000	5,000		34,000		*
Andrew T. Gilinsky	44,000	-		44,000		*
Eugene Breyer	24,000	-		24,000		*

Others
MKM Opportunity Master Fund, Ltd. (1)	600,000	3,034,572	(2)	3,634,572	(2)	6.2	(2)

All Directors and Executive Officers
as a Group (7 persons)	37,905,000	5,000		37,910,000		68.6

† Percentage ownership is calculated assuming the exercise of all warrants held by Beneficial

   Owners.

* Denotes beneficial ownership less than 1%.

(1) MKM Opportunity Master Fund, Ltd.’s address is c/o MKM Capital Advisors, LLC, 644 Broadway,

      4th Floor, New York, NY 10012.

(2) Does not include 2,857,144 shares of Common Stock issuable upon conversion of two Senior Secured Convertible Notes of the Company held by MKM (the “Convertible Notes”).  If such conversion shares are added to the 3,634,572 shares listed above, the total beneficial ownership of MKM upon the exercise of all warrants and the conversion of the Convertible Notes would be 6,491,716 shares, or 10.6% of the then total amount of issued and outstanding common stock; provided, however, that the Convertible Notes and all warrants held by MKM include a limitation on conversion or exercise, which provides that at no time will MKM be entitled to convert any portion of the Convertible Notes or exercise any number of Warrants that would result in the beneficial ownership by MKM of more than 9.99% of the outstanding shares of the Company’s Common Stock.

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

Transactions with Related Persons

At December 31, 2009 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $216,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at December 31, 2009 earns 6% annual interest compounded quarterly, and is due on demand.

The Company paid Rosemary A. Brothers, the wife of director Louis J. Brothers, $37,720 for administrative services.  Rosemary A. Brothers is, as of the filing date of this report, the Company’s only full time administrative employee.

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

The Company had a consulting contract with Coast To Coast Equity Group, Inc.  The contract is for a two-year period.  The full text of the contract is attached to the Company’s Form 8-K filed on July 11, 2006 and is incorporated herein by reference.  The terms of the contract generally provide that Coast To Coast Equity Group, Inc. will not be paid cash but will be paid three million warrants to purchase up to three million shares of Company common stock.  Those warrants have now expired.

Coast To Coast Equity Group, Inc., Charles, J. Scimeca, Tony N. Frudakis, and George Frudakis were previously protected from dilution of their percentage ownership of the Company by certain non-dilution rights.    The non-dilution rights, by the terms of the registration rights agreement (attached hereto as Exhibit 4.1), expired on May 14, 2009.  Language in prior filings inadvertently and mistakenly implied that these non-dilution rights had been extended until May 13, 2010, but no such extension was ever effected.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We paid Hawkins $25,000 for auditing our financial statements for the years ended December 31, 2008.  We are paying Hawkins $25,000 for auditing our financial statements for the years ended December 31, 2009.

Audit Related Fees

We paid Sherb & Co., LLP $15,000 for the review of our quarterly financial statements, review of our Forms 10-QSB, 10-Q, and 8-K, and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings on engagements in 2008. In 2009 we paid Hawkins $9,000 for the review of our quarterly financial statements, review of our Forms 10-Q and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements in 2009.

Tax Fees

None.

All Other Fees

None.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 61 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valley Forge Composite Technologies, Inc.

Date: April 13, 2010	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2010	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

Date: April 13, 2010	By:	/s/ Larry K. Wilhide
Larry K. Wilhide
Director

Date: April 13, 2010	By:	/s/ Richard S. Relac
Richard S. Relac
Director

Date: April 13, 2010	By:	/s/ Dr. Victor E. Alessi
Dr. Victor E. Alessi
Director

INDEX OF EXHIBITS
Exhibit No.	Description
2.1

Share Exchange Agreement Between Quetzal Capital 1, Inc. and the Shareholders of Valley Forge Composite Technologies, Inc., dated July 6, 2006, incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on July 11, 2006.

3.1	Articles of Amendment by Quetzal Capital 1, Inc., incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K filed on July 11, 2006.
3.2**	Bylaws of Valley Forge Composite Technologies, Inc.
4.1	Registration Rights Agreement, dated July 6, 2006, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 11, 2006.
4.2

Securities Purchase Agreement dated as of July 3, 2008 between Valley Forge Composite Technologies, Inc. and various buyers, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 8, 2008

4.3	Form of Senior Convertible Note, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on July 8, 2008
4.4	Form of Warrant, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on July 8, 2008.
4.5

Securities Purchase Agreement dated as of September 29, 2008, between Valley Forge Composite Technologies, Inc. and various buyers, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 30, 2008.

4.6	Form of Senior Convertible Note, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on September 30, 2008.
4.7	Form of Warrant, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on September 30, 2008.
4.8

Securities Purchase Agreement dated as of May 27, 2009, between Valley Forge Composite Technologies, Inc. and various buyers, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 4, 2009.

4.9	Form of Warrant, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 4, 2009.
4.10

Securities Purchase Agreement dated as of August 10, 2009 between Valley Forge Composite Technologies, Inc. and various buyers, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 17, 2009.

4.11	Form of Warrant, incorporated by referenced to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 17, 2009.
10.1**	Cooperative Research and Development Agreement between the Regents of the University of California and Valley Forge Composite Technologies, Inc., dated April 17, 2003.
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2009
31.1**	13a-14(a)-15d-14(a) Certification - Louis J Brothers
31.2**	13a-14(a)-15d-14(a) Certification - Louis J Brothers
32.1**	18 U.S.C. § 1350 Certification - Louis J Brothers
32.2**	18 U.S.C. § 1350 Certification - Louis J Brothers

 **

Filed herewith.