Form 10-K/A
period 2009-12-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2010-05-14
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the issuer’s common stock as of March 31, 2010 was 59,152,117 shares.

EXPLANATORY NOTE

Valley Forge Composite Technologies, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission on April 14, 2010 (the “Filing Date”), to address the following events that occurred after the end of the fiscal year covered by the report but prior to the Filing Date:

•

On February 16, 2010, the Company issued 271,429 shares of common stock pursuant to the exercise of 271,429 Class D Warrants.

•

On March 22, 2010, the Company issued 2,857,144 shares of common stock pursuant to the conversion of $1,000,000 principal amount of convertible notes at a conversion price of $0.35 per share.

•

On March 29, 2010, the Company issued 800,000 shares of common stock pursuant to the exercise of 800,000 Class G Warrants.

In the original 10-K as submitted on the Filing Date (the “Original Form 10-K”), these events were not identified as “Subsequent Events” in Part II, Item 8 (Financial Statements and Supplementary Data) or reflected in Part III, Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters).

This Amendment No. 1 amends Part II, Item 8 and Part III, Item 12 of the Original Form 10-K solely to reflect the subsequent events listed above.  Additionally, this Amendment No. 1 amends Part II, Item 8 by removing the disclosure in Note 18 to the Financial Statements ("Subsequent Events") regarding sales between January 1, 2010 and April 8, 2010.  While the underlying facts relating to that disclosure have not changed, we have determined that information of this nature should not be included in a subsequent event footnote.

In accordance with Rule 12b-15 under the Exchange Act, Items 8 and 12 from the Original Form 10-K have been amended and restated in their entirety in this Amendment No. 1, solely to reflect the changes discussed above.   All other items and exhibits contained in the Original Form 10-K remain unchanged.  This Amendment No. 1 does not reflect facts or events occurring after the Filing Date or modify (except as set forth above) or update the disclosures from the Original Form 10-K in any way. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In accordance with Exchange Act Rule 12b-15, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer are also being filed.

PART II

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

(1)

The Class A Warrants expired on May 14, 2009

(2)

The Class B Warrants expired on April 4, 2009

On January 29, 2010 individual investors exercised 600,000 Class F Warrants and received 534,624 shares of common stock.

On February 16, 2010 individual investors exercised 271,429 Class D Warrants and received 271,429 shares of common stock.

On March 29, 2010 individual investors exercised 800,000 Class G Warrants and received 800,000 shares of common stock.

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

On March 22, 2010, MKM converted the note into 1,428,572 shares of common stock.

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

On September 29, 2009, the unrelated individual investors converted 428,571 shares of common stock at a conversion price of $0.35 per share.

On February 16, 2010, the Company issued 271,429 shares of common stock following the exercise of 271,429 Class D Warrants and received $54,286 in cash.

On March 22, 2010, MKM converted the $500,00 note into 1,428,572 shares of common stock.

On May 27, 2009 the Company issued 1,900,000 shares of common stock to MKM Capital Advisors and individual investors for $237,500 in cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Class F Warrants to purchase up to 1,900,000 shares of the Company’s common stock.  A total of $302,600 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.16; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 254.69%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72%.  In addition, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share from $1.61 per share and the series D warrants to $0.20 per share from $0.75 per share.  On

January 29, 2010, the Company issued 534,624 shares of common stock following the cashless exercise of 600,000 Class F Warrants.

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

On March 29, 2010, the Company issued 800,000 shares of common stock following the exercise of 800,000 Class G Warrants and received $160,000 in cash.

Stock warrant activity for the period ended December 31, 2009 is summarized as follows:

		Weighted
		average
	Number	exercise
	of shares	price
Outstanding at December 31, 2008	6,615,646	$1.32
Granted	2,700,000	0.20
Forfeited	(3,758,500)	1.50
Exercised	-	-
Outstanding at December 31, 2009	5,557,146	$0.20

The following table summarizes the Company's Class C, D, F, and G stock warrants outstanding at December 31, 2009:

			Weighted	Weighted
	Range of		Average	Average
	Exercise		Remaining	Exercise
Class	Price	Number	Life	Price
C	$0.20	1,000,000	5.50	$0.20
D	$0.20	1,857,146	5.75	$0.20
F	$0.20	1,900,000	4.50	$0.20
G	$0.20	800,000	4.60	$0.20

On January 29, 2010 individual investors exercised 600,000 Class F Warrants and received 534,624 shares of common stock.

On February 16, 2010 individual investors exercised 271,429 Class D Warrants and received 271,429 shares of common stock.

On March 29, 2010 individual investors exercised 800,000 Class G Warrants and received 800,000 shares of common stock.

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

On March 22, 2010, MKM converted the entire amount of the note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

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

On September 29, 2009, the unrelated individual investors converted 428,571 shares of common stock at a conversion price of $0.35 per share.

On March 22, 2010, MKM converted the remaining $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

The promissory notes are as follows:

	December 31,	December 31,
	2009	2008
Notes payable	$1,150,000	$1,150,000
Less: principal payments	150,000	-
Notes payable outstanding at December 31, 2009 and December 31, 2007	1,000,000	1,150,000
Less: unamortized discount on notes payable	(541,893)	(1,011,553)
Notes payable, net	458,107	138,447
Less current portion	-	-
Notes payable, net of discount of $541,893 and $1,011,553, less current portion	$458,107	$138,447

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

On January 29, 2010, the Company issued 534,624 shares of common stock to two investors, and in connection therewith canceled 600,000 warrants in a cashless exercise.

On February 16, 2010, the Company issued 271,429 shares of common stock following the exercise of 271,429 Class D Warrants and received $54,286 in cash.

On March 22, 2010, MKM converted $1,000,000 in notes payable into 2,857,144 shares of common stock at a conversion price of $0.35 per share.

On March 29, 2010, the Company issued 800,000 shares of common stock following the exercise of 800,000 Class G Warrants and received $160,000 in cash.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company has 59,152,116 shares of common stock issued and outstanding as of March 31, 2010.  The table below provides current ownership figures, and also figures that assume and project the exercise of all Class C, D, F and G warrants, which would raise the issued and outstanding shares upon such exercise to 63,037,834 shares.  There are no arrangements or agreements providing for the right to acquire additional beneficial ownership by the Company’s management.  There are no preconceived arrangements providing for a specific change of control of management of the Company upon the happening of certain future events.

All figures as of March 31, 2010

Name	Common Shares Beneficially Owned	Common Shares Issuable Upon Exercise Of Warrants	Total	% of currently outstanding shares(1)	% of outstanding shares fully diluted (2)

Directors and Executive Officers
Louis J. Brothers & Roe Brothers, Ten Ent	18,880,000		18,880,000	31.9	30.0
Larry K. Wilhide & Pat Wilhide, Ten Ent	18,880,000		18,880,000	31.9	30.0
Dr. Victor E. Alessi	24,000		24,000	*	*
Raul A. Fernandez	24,000		24,000	*	*
Richard S. Relac	29,000	5,000	34,000	*	*
Andrew T. Gilinsky	44,000		44,000	*	*
Eugene Breyer	24,000		24,000	*	*

Others
MKM Opportunity Master Fund, Ltd. (3)	3,457,144	3,034,572	6,491,716	9.99 (4)	9.99 (4)

All Directors and Executive Officers as a Group (7 persons)	37,905,000	5,0000	37,910,000	64.1	60.1

* Denotes beneficial ownership less than 1% of the Company’s Common Stock.

(1)

Calculated with respect to each beneficial owner in accordance with Exchange Act Rule 13d-3.

(2)

Calculated assuming the exercise of all warrants held by all beneficial  owners.

(3)

MKM Opportunity Master Fund, Ltd.’s (“MKM”) address is c/o MKM Capital Advisors, LLC, 644 Broadway, 4th Floor, New York, NY 10012.

(4)

All warrants held by MKM include a limitation on exercise, which provides that at no time will MKM be entitled to exercise any number of Warrants that would result in the beneficial ownership by MKM of more than 9.99% of the outstanding shares of the Company’s Common Stock.  Without this limitation, MKM would be deemed to beneficially own 10.4% of the Company’s Common Stock (assuming exercise of MKM’s warrants) and 10.3% of the Company’s Common Stock if all outstanding warrants were exercised by MKM and all other warrant holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valley Forge Composite Technologies, Inc.

Date: May 14, 2010	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)

INDEX OF EXHIBITS
Exhibit No.	Description
31.1**	13a-14(a)-15d-14(a) Certification - Louis J Brothers
31.2**	13a-14(a)-15d-14(a) Certification - Louis J Brothers
32.1**	18 U.S.C. § 1350 Certification - Louis J Brothers
32.2**	18 U.S.C. § 1350 Certification - Louis J Brothers

 **

Filed herewith.