Form 10-Q
period 2010-03-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2010-05-17
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [   ] Yes    [X] No

The number of shares outstanding of the issuer’s common stock as of March 31, 2010 was 59,152,116 shares.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2010

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

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets:
Cash	$933,244	$1,492,135
Accounts receivable	89,043	99,120
Inventory	158,247	151,300
Prepaid expenses	87,828	104,285
Deposits with vendors	201,880	21,000
Total current assets	1,470,242	1,867,840
Property and equipment, net	47,364	40,958
Other assets:
Security deposit	5,535	5,535
Capitalized R&D costs, net of amortization of $85,431 and $73,227 at March 31, 2010 and December 31, 2009	158,659	170,863
Loan fees, net of amortization of $234,685 and $26,614 at March 31, 2010 and December 31, 2009	-	129,843
Total other assets	164,194	306,241

Total Assets	$1,681,800	2,215,039

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$628,561	$1,217,603
Deferred revenue	651,383	858,400
Convertible debenture	42,000	42,000
Due to shareholder	216,558	216,558
Total current liabilities	1,538,502	2,334,561
Long-term debt, net of debt discount of $1,00,000 and $541,893
at March 31, 2010 and December 31, 2009	-	458,107
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
59,152,116 and 54,688,920 issued and outstanding at March 31, 2010 and
December 31, 2009	59,152	54,689
Additional paid-in capital	8,883,726	7,673,903
Accumulated deficit	(8,799,580)	(8,306,221)
Total shareholders' equity (deficit)	143,298	(577,629)

Total Liabilities and Shareholders' Equity (Deficit)	$1,681,800	$2,215,039
See the accompanying notes to the unaudited condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended
	March 31,
	2010	2009

Sales	$4,511,570	$-
Cost of sales	3,924,376	-

Gross Profit	587,194	-

Costs and expenses
Selling and administrative expenses	535,597	334,103

Profit (loss) from operations	51,597	(334,103)

Other income (expense)
Interest expense	(544,972)	(124,710)
Investment income	16	57

Net loss	$(493,359)	$(458,756)

Loss per common share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding
Basic and Diluted	55,419,371	51,415,349

See the accompanying notes to the unaudited condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ending March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(493,359)	$(458,756)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	145,843	34,663
Amortization of debt discount	541,893	94,521
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	10,077	9,492
Inventory	(6,947)	-
Prepaid expenses	16,457	72,990
Vendor deposits	(180,880)	-
Increase (decrease) in:
Accounts payable and accrued expenses	(589,042)	(4,517)
Deferred revenue	(207,017)	103,950
Net Cash Used In Operating Activities	(762,975)	(147,657)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(10,202)	(2,472)
Net Cash Used In Investing Activities	(10,202)	(2,472)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	214,286	-
Net Cash Provided From Financing Activities	214,286	-
NET DECREASE IN CASH	(558,891)	(147,657)
CASH AT BEGINNING OF PERIOD	1,492,135	305,179
CASH AT END OF PERIOD	$933,244	157,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$42,259
See the accompanying notes to the unaudited condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MARCH 31, 2010

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.  The balance sheet as of December 31, 2009 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and  assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010

Going Concern

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At March 31, 2010, the Company’s cash deposits exceeded the FDIC insured limits by $1,525,225.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At March 31, 2010, the Company held no cash equivalent securities.

Inventories

The Company’s accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	March 31	December 31
	2010	2009
Raw materials	$-0-	$-0-
Work in process	158,247	-0-
Finished goods	-0-	151,300
	$158,247	$151,300

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

The following sets forth the computation of earnings per share.

	For the Period Ended
	March 31,
	2010		2009
Net Loss		$(493,359)		$(458,756)
Weighted average shares outstanding		55,419,371		51,415,349
Loss per share - basic and diluted	$	( .01)	$	( .01)

The Company’s common stock equivalents include the following:

	March 31,	March 31,
	2010	2009
Class A Warrants	– (1)	2,800,000
Class B Warrants	(2)	958,500
Class C Warrants	1,000,000	1,000,000
Class D Warrants	1,585,717	1,857,146
Class F Warrants	1,300,000	-
Total common stock equivalents	3,885,717	6,615,646

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

 Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred, until such time as management determines the research and development will have a future use and at that time, such expense are capitalized and amortized over their useful life.  Research and development expense, which are included in selling, general and administrative expenses, were $382 in 2010 and $30 for 2009.

 NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $8,799,580 at March 31, 2010, net losses in the period ended March 31, 2010 of $493,359 and cash used in operations during the period ended March 31, 2010 of $762,975. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 – INCOME TAXES

There was no income tax expense for the periods ended March 31, 2010 and 2009 due to the Company’s net losses.

Income taxes are accounted for in accordance with ACS 740, Accounting for Income Taxes. ACS 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some, or all, of the deferred tax asset will not be realized.  Utilization of the Company's net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended March 31, 2010.

NOTE 4 - RELATED PARTY TRANSACTIONS

At March 31, 2010 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $216,558 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at March 31, 2010 earns 6% annual interest quarterly, and is due on demand.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended March 31, 2010 and 2009 was $23,950 and $30,032.

The following is a schedule of future minimum lease payments required under the lease as of March 31, 2010:

Period Ending
March 31	Amount
2010	$67,765
2011	22,387
$90,152

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

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LTD ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants (the "Warrants") to purchase up to 1,000,000 shares of the Company's common stock. The warrants were exercisable at an exercise price of $1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $250,685 to interest expense during the the months ended March 31, 2010.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share from $1.61 per share.

On March 22, 2010, MKM converted the note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM and several securities purchasers unrelated to MKM. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants (the "Warrants") to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of $0.75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $291,209 to interest expense during the three months ended March 31, 2010.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class D warrants to $0.20 per share from $0.75 per share.

On September 29, 2009, the unrelated individual investors converted 428,571 shares of stock at a conversion price of $0.35 per share.

On February 16, 2010, the Company issued 271,429 shares of common stock following the exercise of 271,429 Class D Warrants and received $54,286 in cash.

On March 22, 2010, MKM converted the remaining $500,000 note into 1,428,572 shares of common stock at a conversion price of $.35 per share.

On May 27, 2009 the Company issued 1,900,000 shares of common stock to MKM Capital Advisors and individual investors for $237,500 in cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Class F Warrants to purchase up to 1,900,000 shares of the Company’s common stock.  A total of $302,600 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.16; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 254.69%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72%.  In addition, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share from $1.61 per share and the series D warrants to $0.20 per share from $0.75 per share.  During the first quarter of 2010, the Company issued 534,624 shares of common stock following the exercise of 600,000 Class F Warrants in a cashless exercise.

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

Stock warrant activity for the period ended March 31, 2010 is summarized as follows:

		Weighted
		average
	Number	exercise
	of shares	price
Outstanding at December 31, 2009	5,557,146	$1.32
Granted	-	-
Forfeited	-	-
Exercised	(1,671,429)	0.20
Outstanding at March 31, 2009	3,885,717	$0.20

The following table summarizes the Company's Class C, D, and F stock warrants outstanding at March 31, 2010:

			Weighted	Weighted
	Range of		Average	Average
Warrant	Exercise		Remaining	Exercise
Class	Price	Number	Life	Price
C	$0.20	1,000,000	5.25	$0.20
D	$0.20	1,585,717	5.50	$0.20
F	$0.20	1,300,000	4.25	$0.20

NOTE 8 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	March 31,	December 31,
Estimated Life	2010	2009
Office equipment 5 years	$66,073	$55,871
Furniture and fixtures 7 years	49,564	49,564
	115,637	105,435
Less accumulated depreciation	(68,273)	(64,477)
	$47,364	$40,958

Depreciation expense for the years ending March 31, 2010 and 2009 was $3,796 and $3,411.

NOTE 9 – CAPITALIZED R&D COSTS

The major classifications are summarized below:

	March 31,	December 31,
	2010	2009
Capitalized R&D costs	$244,090	$244,090
Less accumulated amortization	(85,431)	(73,227)
	$158,659	$170,863

Amortization expense for the years ending March 31, 2010 and 2009 was $12,204 and $11,695.

Capitalized R&D costs are being amortized over 5 years.

NOTE 10 – LOAN FEES

The major classifications are summarized below:

	March 31,	December 31,
	2010	2009
Loan fees	$234,685	$234,685
Less accumulated amortization	(234,685)	(104,842)
	$-	$129,843

Amortization expense for the years ending March 31, 2010 and 2009 was $129,843 and $19,557.

Loan fees are being amortized over the terms of the loans which are 36 months.

NOTE 11 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $13,468 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 11.39% per annum and call for total minimum monthly installment payments of $184 as of March 31, 2010. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2010, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company and include $558,442 of trade accounts and accrued interest of $56,651.

NOTE 12 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants were exercisable at an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Class C Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $250,685 to interest expense during the three months ended March 31, 2010.

On March 22, 2010, MKM converted the entire amount of the note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC an unaffiliated accredited institutional investor and other unrelated individuals. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants were exercisable at an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Class D Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $291,209 to interest expense during the three months ended March 31, 2010.

On September 29, 2009, the unrelated individual investors converted 428,571 shares of common stock at a conversion price of $0.35 per share.

On March 22, 2010, MKM converted the remaining $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

The promissory notes are as follows:

	March 31,	December 31,
	2010	2009
Notes payable	$1,000,000	$1,150,000
Less: principal payments	1,000,000	150,000
Notes payable outstanding at March 31, 2010 and December 31, 2009	-	1,000,000
Less: unamortized discount on notes payable	-	(541,893)
Notes payable, net	-	458,107
Less current portion	-	-
Notes payable, net of discount of $-0- and $1,011,553, less current portion	$-	$458,107

NOTE 13 – DEFERRED REVENUE

The Company has received $651,383 in cash for orders it will ship in the next six months.  Per the Company’s revenue recognition policy (see note 1), the revenue will be recognized when goods have been received by the customer.

NOTE 14 – ADVERTISING

Advertising costs are expensed as incurred. As of March 31, 2010 and 2009 advertising expense was $20,256 and $85,331.

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

As of March 31, 2010, the Company had sold 333,333 shares for $500,000.

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

NOTE 18 – SUBSEQUENT EVENTS

The Company performed a review of subsequent events between the balance sheet date of March 31, 2010, through May 14, 2010, the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure were made.

Legal Proceedings

On April 20, 2010, Circuit Court Judge Ronald C. Dresnich granted Elenson’s motion to dismiss Elenson case against the Company with prejudice.  Elenson sought dismissal of the case with prejudice pursuant to a settlement agreement, which also provides that Elenson pay the Company and Brothers the sum of $25,000.  The Company has received payment in full from Elenson pursuant to the settlement agreement.

On April 20, 2010, Circuit Court Judge Ronald C. Dresnich granted Heiken’s motion to dismiss the above referenced case against the Company with prejudice.  Heiken sought dismissal of the case with prejudice pursuant to a settlement agreement, which also provides that Heiken pay the Company and Brothers the sum of $10,000.  The Company has received payment in full from Heiken pursuant to the settlement agreement.

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

Liquidity and Capital Resources

Between January 1, 2010 and March 31, 2010, our capital requirements have largely been met through sales of securities and sales of products other than THOR or ODIN. We recorded sales of $4,511,570 from the sale of various products in the first quarter of 2010.  We anticipate that income from sales of such products will be sufficient to finance our ongoing capital requirements in 2010. To the extent we make sales of ODIN or THOR systems in 2010, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years and had a net loss of $493,359 for the three months ended March 31, 2010.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the three months ended March 31, 2010, we received cash proceeds of $4,511,750 from sales of various products, $334,653 from customer deposits, and $214,286 from amounts paid to exercise warrants resulting in the issuance of common stock.  For the year ended December 31, 2009 we received cash proceeds of $3,103,615 from revenues, $858,400 from deferred revenues and $337,500 from sales of our common stock. For the year ended December 31, 2008 we received cash proceeds of $123,400 from revenues, $343,000 from sales of our common stock and $1,260,000 in debt financing.  For the year ended December 31, 2007, we received cash proceeds from debt financing of $160,000 and sales of our common stock of $914,000.

For the three months ended March 31, 2010 we issued 4,463,197 shares of our common stock.  For the year ended December 31, 2009 we issued 3,273,571 shares of our common stock.  For the year ended December 31, 2008 we issued 4,459,516 shares of our common stock. For the year ended December 31, 2007 we issued 659,333 shares of our common stock as payment for services. Management anticipates that we may continue to issue shares for expansion of our business in the short term.

 Management intends to finance our 2010 operations primarily with the revenue from product sales. Any cash shortfalls will be addressed through equity or debt financing, if available. Management expects evenues will be realized to support operations in 2010. We may need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We have sufficient contracts in place to meet our expected cash requirements for 2010. We anticipate that any capital raised in 2010 will be primarily for the purpose of expanding operations.

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 37 month non-cancelable operating lease, expiring August 2011 and December 2010, respectively. Base rent is $5,807 per month with an annual rent escalator of 3%. At December 31, 2009, future minimum payments for operating leases related to our office and manufacturing facilities were $90,152 through August 2011.

Our total current liabilities decreased to $1,538,502 at March 31, 2010 compared to $2,334,561 at December 31, 2009. Our total current liabilities at March 31, 2010 included accounts payable and accrued expenses of $628,561, deferred revenue of $651,383, convertible debentures of $42,000 and a loan from shareholder of $216,558.

Results of Operations

The following discussions are based on the unaudited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the three months ended March 31, 2010, and 2009, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-Q for the three months ended March 31, 2010.

SUMMARY COMPARISON OPERATING RESULTS
	Three months ended March 31,
	2010	2009
Gross Profit	$587,194	$-
Total operating expenses	535,597	334,103
Income (loss) from operations	51,597	(334,103)
Total other income (expense)	(544,956)	(124,653)
Net income (loss)	$(493,359)	$(458,756)
Net income (loss) per share	$(0.01)	$(0.01)

Our operating expenses have generally increased for the three months ended March 31, 2010, compared with the three months ended March, 31, 2009.  The major component of our operating expenses consisted of selling and administrative expense.  For the three months ended March 31, 2010 and March 31, 2009, our selling and administrative expenses were $535,597 and $334,103, respectively.

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

The following chart provides a breakdown of our sales in 2010 and 2009.

	March 31,	March 31,
	2010	2009
Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	4,511,570	-
Valley Forge Imaging, Inc.	-	-
Valley Forge Emerging Technologies, Inc.	-	-
Totals per financial statements:	$4,511,570	$-

Our total operating expense was $535,597 and $334,103 for the three months ended March 31, 2010 and 2009.

Our average monthly cost of operations from January 2010 through March 2010 was $178,532. Excluding aggregate non-cash charges of $145,843 for amortization and depreciation, our average monthly cost of operations from January 2010 through March 2010 was $129,918.

As of March 31, 2010, we had $933,244 in cash remaining.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for seven months, at which time we will have to obtain additional capital funding in the absence of obtaining additional cash from other sourcs. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from any sales of ODIN units; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources or continued sales of our standard products. While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. We do not have a forecast of how long it may take to realize revenues from any sales of such units.

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

In the coming months, the Company will sharpen its estimates of its capital requirements based on any quantities of THOR and ODIN units ordered, reliable information enabling us to better predict when LLNL will issue the Final Report of the CRADA, and the terms of any license the Company is able to negotiate following the issuance of that Final Report.

Subsequent Events

On April 20, 2010, Circuit Court Judge Ronald C. Dresnich granted Elenson’s motion to dismiss Elenson case against the Company with prejudice.  Elenson sought dismissal of the case with prejudice pursuant to a settlement agreement, which also provides that Elenson pay the Company and Brothers the sum of $25,000.  The Company has received payment in full from Elenson pursuant to the settlement agreement.

On April 20, 2010, Circuit Court Judge Ronald C. Dresnich granted Heiken’s motion to dismiss the above referenced case against the Company with prejudice.  Heiken sought dismissal of the case with prejudice pursuant to a settlement agreement, which also provides that Heiken pay the Company and Brothers the sum of $10,000.  The Company has received payment in full from Heiken pursuant to the settlement agreement.

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

Item 4T. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2010 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2010, our internal control over financial reporting is effective based on these criteria.

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

On June 19, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The three-count complaint was filed on June 15, 2009 in circuit court in Miami-Dade County, Florida by shareholder Debra Elenson. The complaint, as subsequently amended, alleges that the defendants committed fraud, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), and made negligent misrepresentations and seeks damages of $330,000 and attorney’s fees.  The amended complaint alleges that Mr. Brothers misrepresented to Ms. Elenson’s “significant other” the timetable in which the Company’s THOR LVX technology would receive government approvals and thereby induced Ms. Elenson to invest in the Company’s securities on two occasions commencing in 2006.  The Company and Mr. Brothers denied ally the allegations.

On April 20, 2010, Circuit Court Judge Ronald C. Dresnich granted Elenson’s motion to dismiss Elenson case against the Company with prejudice.  Elenson sought dismissal of the case with prejudice pursuant to a settlement agreement, which also provides that Elenson pay the Company and Brothers the sum of $25,000.  The Company has received payment in full from Elenson pursuant to the settlement agreement.

William A. Rothstein vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Louis J. Brothers, Civil Action No. 09-0918071 Toomey (UT 3d Jud. Dist.)

On October 30, 2009, the Company and its president and director Louis J. Brothers were both named as defendants in a civil complaint filed on that date in the Third Judicial District Court in and for Salt Lake County, Utah by shareholder William A. Rothstein. The complaint has been served on Mr. Brothers and the Company. The five-count complaint alleges that the defendants committed fraud, violated the Utah Uniform Securities Act (Ut. Code Ann. §61-1-1, et seq.), made negligent misrepresentations, breached a fiduciary duty to shareholders, and breached a settlement agreement and seeks unspecified compensatory and punitive damages and attorney’s fees.  The complaint alleges that Mr. Brothers misrepresented the timetable in which the Company’s THOR LVX technology would receive government approvals and the number of Department of Energy employees working on the THOR project and thereby induced plaintiffs to invest in the Company’s securities in 2006.  The Company and Mr. Brothers are preparing and intend to file a motion to dismiss the complaint based upon the Utah court’s lack of personal jurisdiction over the Company and Brothers.

Scott Heiken and Lori Heiken vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 09-79081 CA 15 (Fla. 11 th Jud. Cir.)

On November 4, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The complaint was filed on October 27, 2009 in circuit court in Miami-Dade County, Florida by shareholders Scott Heiken and Lori Heiken.  (“Heiken”)  The complaint alleges that the defendants committed fraud, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney’s fees.  The complaint alleges that Mr. Brothers misrepresented the timetable in which the Company’s THOR LVX technology would receive government approvals and the number of Department of Energy employees working on the THOR project and thereby induced plaintiffs to invest in the Company’s securities in 2006.

On April 20, 2010, Circuit Court Judge Ronald C. Dresnich granted Heiken’s motion to dismiss the above referenced case against the Company with prejudice.  Heiken sought dismissal of the case with prejudice pursuant to a settlement agreement, which also provides that Heiken pay the Company and Brothers the sum of $10,000.  The Company has received payment in full from Heiken pursuant to the settlement agreement.

Coast To Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 090A-11229 (Fla. 12 th Jud. Cir.)

On November 11, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The complaint was filed on or about October 28, 2009 in circuit court in Manatee County, Florida by shareholder and creditor Coast To Coast Equity Group, Inc.  (“CTCEG”) The complaint alleges that the defendants breached a consulting services agreement by not reimbursing plaintiff for $44,495.18 in expenses, committed fraud, pleaded for the rescission of a standby equity agreement in the amount of $500,000, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney’s fees.  As it pertains to non-contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff’s proceeds which were to be allocated towards the purchase of an ODIN unit

On May 6, 2010, the Court granted CTCEG leave to file an amended complaint, which abandons the claims in the original complaint except for breach of contract based on allegations of failure to pay expenses under the above referenced consulting agreement.  The Amended Complaint alleges failure to pay a $42,000 promissory note payable to CTCEG.  The Amended Complaint also contains a claim for, breach of the 2006 Warrant Agreement in that the Company failed to issue stock  for warrants which the Company contends expired in May, 2009.  The Amended Complaint contains a claim for promissory estoppel, alleging that Mr. Brothers orally, and in SEC filings, agreed to extend the Warrant Agreement and is estopped to deny such promises.  A claim for non-dilution damages is also included, based on allegations that the 2006 Registration Rights Agreement was also extended to May 2010 and CTCEG is therefore entitled to have additional shares issued because the Company sold additional stock in 2008 and 2009.  The Amended Complaint contains a claim for promissory estoppel, alleging that Mr. Brothers orally, and in SEC filings, agreed to extend the Registration Right Agreement and is estopped to deny such promises.  The last claim is for tortious interference with a contractual relationship, alleging Mr. Brothers, presumably in his individual capacity, interfered with CTCEG’s contractual rights under the Warrant Agreement, Registration Rights Agreement and Consulting Agreement.

The Company and Mr. Brothers deny all allegations and intend to file a motion to dismiss the Amended Complaint, but they cannot provide assurances as to the outcome of the matter.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the first quarter of 2010, the Company issued shares of common stock, as listed below, pursuant to various exercises of outstanding warrants and conversion of outstanding convertible notes:

•

On January 29, 2010, the Company issued 534,624 shares of common stock pursuant to the cashless exercise of 600,000 Class F warrants.

•

On February 16, 2010, the Company issued 271,249 shares of common stock pursuant to the exercise of 271,249 Class D Warrants.

•

On March 22, 2010, the Company issued 2,857,144 shares of common stock pursuant to the conversion of $1,000,000 principal amount of convertible notes at a conversion price of $0.35 per share.

•

On March 29, 2010, the Company issued 800,000 shares of common stock pursuant to the exercise of 800,000 Class G Warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

(a) Exhibits

Exhibit No.	Description
31.1**	13a-14(a)-15d-14(a) Certification - Louis J. Brothers
31.2**	13a-14(a)-15d-14(a) Certification - Louis J. Brothers
32.1**	18 U.S.C. § 1350 Certification - Louis J. Brothers
32.2**	18 U.S.C. § 1350 Certification - Louis J. Brothers

**  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: May 14, 2010	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)