Form 10-Q
period 2010-06-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2010-08-16
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

The number of shares outstanding of the issuer’s common stock as of June 30, 2010 was 61,103,631 shares.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

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

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets:
Cash	$1,491,578	$1,492,135
Accounts receivable	-	99,120
Inventory	164,621	151,300
Prepaid expenses	74,056	104,285
Deposits with vendors	1,416,082	21,000
Total current assets	3,146,337	1,867,840
Property and equipment, net	43,568	40,958
Other assets:
Security deposit	5,535	5,535
Capitalized R&D costs, net of amortization of $97,636 and $73,227 at June 30, 2010 and December 31, 2009	146,454	170,863
Loan fees, net of amortization of $234,685 and $26,614 at June 30, 2010 and December 31, 2009	-	129,843
Total other assets	151,989	306,241

Total Assets	$3,341,894	2,215,039

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,447,645	$1,217,603
Deferred revenue	1,282,319	858,400
Convertible debenture	42,000	42,000
Due to shareholder	192,108	216,558
Total current liabilities	2,964,072	2,334,561
Long-term debt, net of debt discount of $1,00,000 and $541,893
at June 30, 2010 and December 31, 2009	-	458,107
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized; 61,103,631 and 54,688,920 issued and outstanding at June 30, 2010 and December 31, 2009	61,104	54,689

Additional paid-in capital	8,881,774	7,673,903
Accumulated deficit	(8,565,056)	(8,306,221)
Total shareholders' equity (deficit)	377,822	(577,629)

Total Liabilities and Shareholders' Equity (Deficit)	$3,341,894	$2,215,039
See the accompanying notes to the unaudited condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ending		For the six months ending
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$3,644,204	$315,000	$8,155,774	$315,000
Cost of sales	3,091,010	221,300	7,015,386	221,300

Gross Profit	553,7194	93,700	1,140,338	93,700

Costs and expenses
Selling and administrative expenses	363,642	272,237	899,239	606,340
Warrant expense	-	302,600	-	302,600
	363,642	574,837	899,239	908,940

Income (loss) from operations	189,552	(481,137)	241,149	(815,240)

Other income
Interest expense	(3,546)	(126,460)	(548,518)	(251,170)
Legal settlement	48,500	-	48,500	-
Investment income	1	1	58	58

Net income (loss)	$234,524	$(607,596)	$(258,835)	$(1,066,352)

Income (loss) per common share:
Basic	$(0.01)	$(0.01)	$(0.00)	$(0.02)
Diluted	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	59,173,561	52,125,239	57,306,837	51,772,255
Diluted	62,059,278

See the accompanying notes to the unaudited condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ending June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258,835)	$(1,066,352)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	161,844	69,326
Amortization of debt discount	541,893	190,092
Fair value of warrants		302,600
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	99,120	(157,296)
Inventory	(13,321)	-
Prepaid expenses	30,229	99,579
Vendor deposits	(1,395,082)	-
Increase (decrease) in:
Accounts payable and accrued expenses	230,042	104,097
Deferred revenue	423,919	-
Net Cash Used In Operating Activities	(180,191)	(457,954)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(10,202)	-
Net Cash Used In Investing Activities	(10,202)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	214,286	-
Proceeds from issuance of common stock		237,500
Repayments to shareholder	(24,450)
Net Cash Provided From Financing Activities	189,836	237,500
NET DECREASE IN CASH	(557)	(220,454)
CASH AT BEGINNING OF PERIOD	1,492,135	305,179
CASH AT END OF PERIOD	$1,491,578	84,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$50,550	$64,907
See the accompanying notes to the unaudited condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

JUNE 30, 2010

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

The primary activity of VFI is to market and sell personnel screening devices known as ODIN.

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2010, the results of operations for the three months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.  The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At June 30, 2010, the Company’s cash deposits exceeded the FDIC insured limits by $1,022,333.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At June 30, 2010, the Company held no cash equivalent securities.

Inventories

The Company’s accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	June 30	December 31
	2010	2009
Raw materials	$-0-	$-0-
Work in process	164,621	-0-
Finished goods	-0-	151,300
	$164,621	$151,300

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

The following sets forth the computation of earnings per share.

	For the Six Month Period Ended
	June 30,
	2010		2009
Net loss (A)		$(258,835)		$(1,066,352)
Weighted average shares outstanding (B)		57,306,837		51,772,255
Dilutive effect of stock-based awards		2,885,717		-
Common stock and common stock equivalents (C)		60,192,554		51,772,255
Loss per share – Basic (A/B)	$	( .01)		( .02)
Loss per share - Diluted (A/C)	$	( .01)	$	( .02)

The Company’s common stock equivalents include the following:

	June 30,	June 30,
	2010	2009
Class A Warrants	– (1)	– (1)
Class B Warrants	(2)	(2)
Class C Warrants	(3)	2,146,667
Class D Warrants	1,585,717	1,857,146
Class F Warrants	1,300,000	-
Total common stock equivalents	2,885,717	7,762,313

(1)  The Class A Warrants expired on May 14, 2009

(2)  The Class B Warrants expired on April 4, 2009

(3)  All Class C warrants have been exercised.

On June 25, 2010, the Company’s Board of Directors approved stock option grants under the Company’s 2008 Equity Incentive Plan (the “Plan”).  Due to potential conflicts with the terms of the 2008 Equity Incentive Plan, the Board subsequently rescinded all of the June 25, 2010 option grants.  Consequently, none of the options granted on June 25, 2010 are included in the Company’s common stock equivalents.

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

 NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $8,565,056 at June 30, 2010, net losses in the six month period ended June 30, 2010 of $258,835 and cash used in operations during the six month period ended June 30, 2010 of $180,191. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 – INCOME TAXES

There was no income tax expense for the six month periods ended June 30, 2010 and 2009 due to the Company’s net losses.

Income taxes are accounted for in accordance with ACS 740, Accounting for Income Taxes. ACS 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some, or all, of the deferred tax asset will not be realized.  Utilization of the Company's net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended June 30, 2010.

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2010 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $192,108 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at June 30, 2010 earns 6% annual interest quarterly, and is due on demand. As of December 31, 2009, the Company owed Mr. Brothers the principal amount of $216,558 for advances made to the Company, plus accrued interest.  During the second quarter of 2010, the Company made a payment of $75,000 against the amounts owed to Mr. Brothers.  Of that payment $50,550 was applied to accrued but unpaid interest, and the remaining $24,450 was applied to reduce the principal amount owed to Mr. Brothers.  The Company has not made any further payments to Mr. Brothers with respect to this obligation following the end of the second quarter of 2010.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the six months period ended June 30, 2010 and 2009 was $48,670 and $53,991, respectively.

The following is a schedule of future minimum lease payments required under the lease as of June 30, 2010:

Period Ending
June 30	Amount
2011	$63,259
2012	8,955
$72,214

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

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LTD ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants (the "Warrants") to purchase up to 1,000,000 shares of the Company's common stock. The warrants were exercisable at an exercise price of $1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $250,685 to interest expense during the months ended June 30, 2010.  On September 29, 2008 the Company issued an additional 1,146,667 warrants due to the issuance of warrants at $0.75 pursuant to section 2(c) of the Class C warrant agreement.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share from $1.61 per share.

On March 22, 2010, MKM converted the note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On June 30, 2010, the Company issued 1,951,515 shares of common stock following the cashless exercise of 2,146,667 Class C Warrants.

On September 29, 2008, the Company secured a financing arrangement with MKM and several securities purchasers unrelated to MKM. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants (the "Warrants") to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of $0.75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $291,209 to interest expense during the three months ended June 30, 2010.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class D warrants to $0.20 per share from $0.75 per share.

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

Stock warrant activity for the period ended June 30, 2010 is summarized as follows:

		Weighted
		average
	Number	exercise
	of shares	price
Outstanding at December 31, 2009	6,703,813	$1.32
Granted	-	-
Forfeited	-	-
Exercised	(3,818,096)	0.20
Outstanding at June 30, 2009	2,885,717	$0.20

The following table summarizes the Company's Class D and Class F stock warrants outstanding at June 30, 2010:

			Weighted	Weighted
	Range of		Average	Average
Warrant	Exercise		Remaining	Exercise
Class	Price	Number	Life	Price
D	$0.20	1,585,717	5.25	$0.20
F	$0.20	1,300,000	4.00	$0.20

NOTE 8 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	June 30,	December 31,
Estimated Life	2010	2009
Office equipment 5 years	$66,073	$55,871
Furniture and fixtures 7 years	49,564	49,564
	115,637	105,435
Less accumulated depreciation	(71,979)	(64,477)
	$43,658	$40,958

Depreciation expense for the six months ending June 30, 2010 and 2009 was $7,592 and $6,914.

NOTE 9 – CAPITALIZED R&D COSTS

The major classifications are summarized below:

	June 30,	December 31,
	2010	2009
Capitalized R&D costs	$244,090	$244,090
Less accumulated amortization	(97,636)	(73,227)
	$146,454	$170,863

Amortization expense for the six months ending June 30, 2010 and 2009 was $24,409 and $11,695.

Capitalized R&D costs are being amortized over 5 years.

NOTE 10 – LOAN FEES

The major classifications are summarized below:

	June 30,	December 31,
	2009	2008
Loan fees	$234,685	$234,685
Less accumulated amortization	(234,685)	(104,842)
	$-	$129,843

Amortization expense for the years ending June 30, 2010 and 2009 was $129,843 and $39,114.

Loan fees are being amortized over the terms of the loans which are 36 months.

NOTE 11 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $5,285 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 11.39% per annum and call for total minimum monthly installment payments of $95 as of June 30, 2010. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2010, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company and include $1,432,712 of trade accounts and accrued interest of $9,647.

NOTE 12 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants were exercisable at an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Class C Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $250,685 to interest expense during the three months ended June 30, 2010.

On March 22, 2010, MKM converted the entire amount of the note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC an unaffiliated accredited institutional investor and other unrelated individuals. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants were exercisable at an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Class D Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $291,209 to interest expense during the three months ended June 30, 2010.

On September 29, 2009, the unrelated individual investors converted 428,571 shares of common stock at a conversion price of $0.35 per share.

On March 22, 2010, MKM converted the remaining $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

The promissory notes are as follows:

	June 30,	December 31,
	2010	2009
Notes payable	$1,000,000	$1,150,000
Less: principal payments	1,000,000	150,000
Notes payable outstanding at June 30, 2010 and December 31, 2009	-	1,000,000
Less: unamortized discount on notes payable	-	(541,893)
Notes payable, net	-	458,107
Less current portion	-	-
Notes payable, net of discount of $-0- and $1,011,553, less current portion	$-	$458,107

NOTE 13 – DEFERRED REVENUE

The Company has received $1,282,319 in cash for orders it intends to ship in the next six months.  Per the Company’s revenue recognition policy (see note 1), the revenue will be recognized when goods have been received by the customer.

NOTE 14 – ADVERTISING

Advertising costs are expensed as incurred. For the six month periods ending June 30, 2010 and 2009, advertising expense was $40,449 and $103,678, respectively.

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

As of June 30, 2010, the Company had sold 333,333 shares for $500,000.

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

In 2009, the board of directors voted to compensate themselves in the form of restricted stock, based on 2,000 shares of restricted stock per month. Compensation commenced with respect to January 2009, but none was retroactive to 2008.  On or about October 7, 2009, each director (other than Lou Brothers and Larry Wilhide) received his entire stock award of 24,000 shares of restricted stock in one lump sum for payment of the entire year’s service, along with a $3,000 tax gross-up cash payment.  Neither Mr. Brothers nor Mr. Wilhide received any stock or cash compensation for his service as a director.

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

NOTE 18 – SUBSEQUENT EVENTS

The Company performed a review of subsequent events between the balance sheet date of June 30, 2010, through August 16, 2010, the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure were made.

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

Liquidity and Capital Resources

Between January 1, 2010 and June 30, 2010, our capital requirements have largely been met through sales of products other than THOR or ODIN. We recorded sales of $8,155,774 from the sale of various products in the first half of 2010.  We anticipate that income from sales of such products will be sufficient to finance our ongoing capital requirements in 2010. To the extent we make sales of ODIN or THOR systems in 2010, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years and had a net loss of $258,835 for the six months ended June 30, 2010.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the six months ended June 30, 2010, we received cash proceeds of $8,155,774 from sales of various products, $423,919 from customer deposits, and $214,286 from amounts paid to exercise warrants resulting in the issuance of common stock.  For the year ended December 31, 2009 we received cash proceeds of $3,103,615 from revenues, $858,400 from deferred revenues and $337,500 from sales of our common stock. For the year ended December 31, 2008 we received cash proceeds of $123,400 from revenues, $343,000 from sales of our common stock and $1,260,000 in debt financing.  For the year ended December 31, 2007, we received cash proceeds from debt financing of $160,000 and sales of our common stock of $914,000.

For the six months ended June 30, 2010 we issued 6,414,711 shares of our common stock.  For the year ended December 31, 2009 we issued 3,273,571 shares of our common stock.  For the year ended December 31, 2008 we issued 4,459,516 shares of our common stock. For the year ended December 31, 2007 we issued 659,333 shares of our common stock as payment for services. Management anticipates that we may continue to issue shares for expansion of our business in the short term.

 Management intends to finance our 2010 operations primarily with the revenue from product sales.   Any cash shortfalls will be addressed through equity, debt financing or commercial loans, if available. Management expects revenues will be realized to support operations in 2010. We may need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We have sufficient contracts in place to meet our expected cash requirements for 2010. We anticipate that any capital raised in 2010 will be primarily for the purpose of expanding operations.

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

Our total current liabilities increased to $2,964,072 at June 30, 2010 compared to $2,334,561 at December 31, 2009. Our total current liabilities at June 30, 2010 included accounts payable and accrued expenses of $1,447,645, deferred revenue of $1,282,319, convertible debentures of $42,000 and a loan from shareholder of $192,108.

Results of Operations

The following discussions are based on the unaudited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the six months ended June 30, 2010, and 2009, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-Q for the three months ended June 30, 2010.

SUMMARY COMPARISON OPERATING RESULTS
	Six months ended June 30,
	2010	2009
Gross Profit	$1,140,388	$93,700
Total operating expenses	899,239	908,940
Income (loss) from operations	241,149	(815,240)
Total other income (expense)	(499,984)	(251,112)
Net loss	$(258,835)	$(1,066,352)
Net loss per share	$(0.01)	$(0.02)

Our operating expenses have generally decreased for the six months ended June 30, 2010, compared with the six months ended June 30, 2009.  The major component of our operating expenses consisted of selling and administrative expenses and warrant expense.  For the six months ended June 30, 2010 and June 30, 2009, our selling and administrative expenses were $899,239 and $606,340, while our warrant expense were $-0- and $302,600.

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

The following chart provides a breakdown of our sales in 2010 and 2009.

	June 30,	June 30,
	2009	2009
Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	8,155,774	315,000
Valley Forge Imaging, Inc.	-	-
Valley Forge Emerging Technologies, Inc.	-	-
Totals per financial statements:	$8,155,774	$315,000

Our total operating expense was $899,239 and $908,940 for the six months ended June 30, 2010 and 2009.

Our average monthly cost of operations from January 2010 through June 2010 was $149,873. Excluding aggregate non-cash charges of $161,844 for amortization and depreciation and $541,893 for amortization of debt discount, our average monthly cost of operations from January 2010 through June 2010 was $32,584.

As of June 30, 2010, we had $1,491,578 in cash remaining.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for twelve months, at which time we will have to obtain additional capital funding in the absence of obtaining additional cash from other sources. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from any sales of ODIN units; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources or continued sales of our standard products. While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. We do not have a forecast of how long it may take to realize revenues from any sales of such units.

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

Subsequent Events

 During the period of July 9th and 13th, the Company, Louis J. Brothers and Larry K. Wilhide were served by mail courier with a Statement of Claim (“Statement”) filed with the American Arbitration Association by Advanced Technology Development, Inc. (“ATD”).  Summarizing in general terms, ATD’s arbitration claims one through four are based upon allegations the Company failed to perform or pay ATD for goods pursuant to two separate supply contracts. Claims five through eight are based upon the Company’s activities in the promotion and sale of the ODIN imaging device.  Claims nine through thirteen are based upon the Company’s alleged misuse of ATDs’ “ULDRIS” mark.  The final claim seeks injunctive relief.  The section below discusses the claims in greater detail.

ATD’s first claim is an alleged breach by the Company of a Supplier Agreement pursuant to which ATD was to supply the Company with a low dose radiographic imaging product for resale and seeks $3,600,000 plus interest in damages.  The second claim is for breach of an agreement where ATD was to supply to the Company certain space craft instruments; ATD seeks $1,000,000 plus interest in damages.  ATD’s third claim alleges the Company failed to pay for certain items, thereby unlawfully converting ATD’s property and seeks not less than $270,580 in damages.  The fourth claim, unjust enrichment, money due and owing, money had and received and constructive trust and seeks not less than $4,600,000, that a constructive trust be established in ATD’s favor for $4,600,000 plus interest plus ATD’s costs and expenses in the arbitration proceeding.

ATD’s fifth claim, for tortious interference with actual and prospective business relationships, seeks to impose joint and several liability on all respondents of at least $4,600,000 plus punitive damages.  Claim number six alleges misappropriation of confidential information and seeks at least $4,600,000 plus punitive damages jointly and severally from respondents.  The seventh claim alleges theft of corporate opportunities and seeks at least $4,600,000 plus punitive damages jointly and severally from respondents.  In the eighth claim for unfair competition, ATD seeks at least $4,600,000 plus punitive damages jointly and severally from respondents.

The ninth claim alleges trademark infringement, unfair competition, false description and false designation of origin in violation of the Lanham Act, section 43(a) and seeks $3,600,000 in damages    In the tenth claim, ATD asserts dilution in violation of the Lanham Act, section 43(c) because of respondent’s alleged use of ATD’s mark; this claim seeks at least $3,600,000.  ATD asserts common law infringement and unfair competition in its eleventh claim, alleging the Company was “palming off” ATD’s scanner as its own and seeks to impose joint and several liability on the respondents of not less than $3,600,000 plus punitive damages.  Claim number 12 alleges infringement of N.Y. Gen. Bus. Law sections 360-l, 360-l and 360-m for state law infringement, unfair competition, false description, false designation of origin and dilution.  ATD seeks at least $3,600,000 in damages, again asserting joint and several liability plus all profits.  Claim thirteen is based upon alleged violations of Fl. St. Ann.495.151 for state law infringement, unfair competition, false description, false designation of origin and dilution.  Finally, claim fourteen seeks to enjoin the Company from, among other things, selling any ULDRIS scanners, under that name or under the ODIN name or copying or utilizing the technology of the ULDRIS scanner in any way in any scanner.  ATD also seeks to have the Company ordered to return the scanner ATD caused to be delivered and installed at the Company’s premises in December, 2007.

The Company believes the damages sought in the 13 claims for monetary awards overlap and may not represent a cumlaitive liability exposure.

On July 19, 2010, the Company was served with a Order to Show Cause (“Order”) issued by the Supreme Court of the State of New York, County of New York, issued pursuant to a Petition for Injuction in Aid of Arbitration filed therein by ATD.  The Order directed the Company, Brothers and Wilhide to appear and show cause why a preliminary injunction should not issue, with ATD essentially seeking the same injunctive relief as sought in claim fourteen of the arbitration proceeding.

On July 30, 2010, the Company removed the  New York state case to the United States Federal Court, Southern District of New York, removing the New York court of jurisdiction.  On August 11, the Federal Judge Victor Marreo ordered the case dismissed with prejudice upon stipulation of counsel that ATD can seek injunctive relief in the arbitration proceeding.  Presently, the Company does not know whether ATD will seek injuctive relief in the arbitration proceedings. An initial conference has been scheduled for September 1, 2010 in the arbitration matter.

The Company, Brothers and Wilhide deny all ATD allegations but cannot make any assurances as to the outcome of the arbitration proceeding.

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

Item 4T. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2010 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective based on these criteria.

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

On October 30, 2009, the Company and its president and director Louis J. Brothers were both named as defendants in a civil complaint filed on that date in the Third Judicial District Court in and for Salt Lake County, Utah by shareholder William A. Rothstein. The complaint has been served on Mr. Brothers and the Company. The five-count complaint alleges that the defendants committed fraud, violated the Utah Uniform Securities Act (Ut. Code Ann. §61-1-1, et seq.), made negligent misrepresentations, breached a fiduciary duty to shareholders, and breached a settlement agreement and seeks unspecified compensatory and punitive damages and attorney’s fees.  The complaint alleges that Mr. Brothers misrepresented the timetable in which the Company’s THOR LVX technology would receive government approvals and the number of Department of Energy employees working on the THOR project and thereby induced plaintiffs to invest in the Company’s securities in 2006.  The Company and Mr. Brothers filed a motion to dismiss the complaint based upon the Utah court’s lack of personal jurisdiction over the Company and Brothers.  Plaintiff has replied to the motion to dismiss; the matter is pending before the Honorable Judge Kate Toomey.

Coast To Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 090A-11229 (Fla. 12 th Jud. Cir.)

On November 11, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The complaint was filed on or about October 28, 2009 in circuit court in Manatee County, Florida by shareholder and creditor Coast To Coast Equity Group, Inc.  (“CTCEG”) The complaint alleges that the defendants breached a consulting services agreement by not reimbursing plaintiff for $44,495.18 in expenses, committed fraud, pleaded for the rescission of a standby equity agreement in the amount of $500,000, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney’s fees.  As it pertains to non-contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff’s proceeds which were to be allocated towards the purchase of an ODIN unit

On May 6, 2010, the Court granted CTCEG leave to file an amended complaint, which abandons the claims in the original complaint except for breach of contract based on allegations of failure to pay expenses under the above referenced consulting agreement.  The First Amended Complaint  (“Complaint”)alleges failure to pay a $42,000 promissory note payable to CTCEG.  The Complaint also contains a claim for, breach of the 2006 Warrant Agreement in that the Company failed to issue stock  for warrants which the Company contends expired in May, 2009.  The Complaint contains a claim for promissory estoppel, alleging that Mr. Brothers orally, and in SEC filings, agreed to extend the Warrant Agreement and is estopped to deny such promises.  A claim for non-dilution damages is also included, based on allegations that the 2006 Registration Rights Agreement was also extended to May 2010 and CTCEG is therefore entitled to have additional shares issued because the Company sold additional stock in 2008 and 2009.  The  Complaint contains a claim for promissory estoppel, alleging that Mr. Brothers orally, and in SEC filings, agreed to extend the Registration Right Agreement and is estopped to deny such promises.  The last claim is for tortious interference with a contractual relationship, alleging Mr. Brothers, presumably in his individual capacity, interfered with CTCEG’s contractual rights under the Warrant Agreement, Registration Rights Agreement and Consulting Agreement.

The Company and Mr. Brothers deny all allegations and have filed an Answer and Affirmative Defenses; raising numerous defenses to the claims.   They also intend to file applicable counterclaims and possible third party claims, but they cannot provide assurances as to the outcome of the matter.

George Frudakis vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 22010 CA-04230  (Fla. 12 th Jud. Cir.)

On or about May 7, 2010, George Frudakis commenced the above titled action against the Company and Lou Brothers.  The Compliant sets forth the exact same causes of action as in the Coast to Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc. and Lou Brothers, described above, with the exception that the Frudakis matter does not include a claim for breach of contract based upon the Consulting Agreement.  The Company and Brothers deny all allegations and  have filed a motion to dismiss the complaint and a motion to consolidate the Frudakis and Coast to Coast cases into a single proceeding.  However, the Company cannot provide assurances as to the outcome of the matter.

Arbitration Claim filed by Advanced Technology Development, Inc.

See the “Subsequent Events” discussion in  Part I, Item 2, above, for a description of the arbitration claim filed in July, 2010 by Advanced Technology Development, Inc. against the Company and Messrs. Brothers and Wilhide.

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

•

On June 30, 2010, the Company issued 1,951,515 shares of common stock pursuant to the cashless exercise of 2,146,667 Class C warrants.

•

On June 25, 2010, the Company’s Board of Directors approved stock option grants under the Company’s 2008 Equity Incentive Plan (the “Plan”).  Due to potential conflicts with the terms of the Plan, the Board rescinded all of the June 25, 2010 option grants.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: August 16, 2010	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer