Form 10-Q/A
period 2010-06-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2010-08-23
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

FORM 10-Q/A

FOR THE PERIOD ENDED JUNE 30, 2010

INDEX

EXPLANATORY NOTE

Valley Forge Composite Technologies, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, originally filed with the Securities and Exchange Commission on August 16, 2010 (the “Filing Date”), to reflect a correction to inadvertent typographical errors in the Condensed Consolidated Statement of Operations.  The 10-Q as originally filed indicated that the Company had a loss of $0.01 per common share (both basic and diluted) for the three months ended June 30, 2010, and no gain or loss per common share for the six months ended June 30, 2010.  Those entries are being amended to reflect that the Company had a gain of $0.01 per common share (both basic and diluted) for the three months ended June 30, 2010, and a loss of $0.01 per common share for the six months ended June 30, 2010.

The Amendment also makes the following clarifications:  (i) that the amount of debt discount netted from Long Term Debt, as reflected in the Condensed Consolidated Balance Sheet, was $1,000,000; (ii) that the total number of warrants shown outstanding in the table of Stock Warrant Activity in Note 7 to the Condensed Consolidated Financial Statements was as of June 30, 2010; (iii) that the loan fees listed in Note 10 to the Condensed Consolidated Financial Statements were as of June 30, 2010 and December 31, 2009, and that the amortization expense listed in Note 10 for the six months ending June 30, 2010 and June 30, 2009 was $129,843 and $23,389, respectively; (iv) that all of the Company’s revenues in 2010 have been from sales of aerospace products, and not from sales of ODIN or THOR LVX units; (v) that the disclosure in Part 2, Item 2 is being provided with respect to Unregistered Sales of Securities for the first two quarters of 2010; and (vi) that Lawrence Livermore National Laboratory has issued its final report under the Cooperative Research and Development Agreement (“CRADA”) between LLNL and the Company.  No other changes were made to the 10-Q as originally submitted on the Filing Date, but for the convenience of the reader, the Company through this amendment is resubmitting the entire 10-Q (with the changes noted above).   This Amendment No. 1 does not reflect facts or events occurring after the Filing Date.

In accordance with Exchange Act Rule 12b-15, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer are also being filed.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Valley Forge Composite Technologies, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report references to “Valley Forge,” “the Company,” “we,” “us,” and “our” refer to Valley Forge Composite Technologies, Inc. and its subsidiaries.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets:
Cash	$1,491,578	$1,492,135
Accounts receivable	-	99,120
Inventory	164,621	151,300
Prepaid expenses	74,056	104,285
Deposits with vendors	1,416,082	21,000
Total current assets	3,146,337	1,867,840
Property and equipment, net	43,568	40,958
Other assets:
Security deposit	5,535	5,535
Capitalized R&D costs, net of amortization of $97,636 and $73,227 at June 30, 2010 and December 31, 2009	146,454	170,863
Loan fees, net of amortization of $234,685 and $26,614 at June 30, 2010 and December 31, 2009	-	129,843
Total other assets	151,989	306,241

Total Assets	$3,341,894	2,215,039

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,447,645	$1,217,603
Deferred revenue	1,282,319	858,400
Convertible debenture	42,000	42,000
Due to shareholder	192,108	216,558
Total current liabilities	2,964,072	2,334,561
Long-term debt, net of debt discount of $1,000,000 and $541,893 at June 30, 2010 and December 31, 2009	-	458,107
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized; 61,103,631 and 54,688,920 issued and outstanding at June 30, 2010 and December 31, 2009	61,104	54,689
Additional paid-in capital	8,881,774	7,673,903
Accumulated deficit	(8,565,056)	(8,306,221)
Total shareholders' equity (deficit)	377,822	(577,629)

Total Liabilities and Shareholders' Equity (Deficit)	$3,341,894	$2,215,039
See the accompanying notes to the unaudited condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ending		For the six months ending
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$3,644,204	$315,000	$8,155,774	$315,000
Cost of sales	3,091,010	221,300	7,015,386	221,300

Gross Profit	553,7194	93,700	1,140,338	93,700

Costs and expenses
Selling and administrative expenses	363,642	272,237	899,239	606,340
Warrant expense	-	302,600	-	302,600
	363,642	574,837	899,239	908,940

Income (loss) from operations	189,552	(481,137)	241,149	(815,240)

Other income
Interest expense	(3,546)	(126,460)	(548,518)	(251,170)
Legal settlement	48,500	-	48,500	-
Investment income	1	1	58	58

Net income (loss)	$234,524	$(607,596)	$(258,835)	$(1,066,352)

Income (loss) per common share:
Basic	$0.01	$(0.01)	$(0.01)	$(0.02)
Diluted	$0.01

Weighted Average Common Shares Outstanding:
Basic	59,173,561	52,125,239	57,306,837	51,772,255
Diluted	62,059,278

See the accompanying notes to the unaudited condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ending June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258,835)	$(1,066,352)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	161,844	69,326
Amortization of debt discount	541,893	190,092
Fair value of warrants		302,600
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	99,120	(157,296)
Inventory	(13,321)	-
Prepaid expenses	30,229	99,579
Vendor deposits	(1,395,082)	-
Increase (decrease) in:
Accounts payable and accrued expenses	230,042	104,097
Deferred revenue	423,919	-
Net Cash Used In Operating Activities	(180,191)	(457,954)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(10,202)	-
Net Cash Used In Investing Activities	(10,202)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	214,286	-
Proceeds from issuance of common stock	-	237,500
Repayments to shareholder	(24,450)	-
Net Cash Provided From Financing Activities	189,836	237,500
NET DECREASE IN CASH	(557)	(220,454)
CASH AT BEGINNING OF PERIOD	1,492,135	305,179
CASH AT END OF PERIOD	$1,491,578	84,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$50,550	$64,907
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

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2010 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $192,108 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at June 30, 2010 earns 6% annual interest quarterly, and is due on demand. As of December 31, 2010, the Company owed Mr. Brothers the principal amount of $216,558 for advances made to the Company, plus accrued interest.  During the second quarter of 2010, the Company made a payment of $75,000 against the amounts owed to Mr. Brothers.  Of that payment $50,550 was applied to accrued but unpaid interest, and the remaining $24,450 was applied to reduce the principal amount owed to Mr. Brothers.  The Company has not made any further payments to Mr. Brothers with respect to this obligation following the end of the second quarter of 2010.

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

Stock warrant activity for the period ended June 30, 2010 is summarized as follows:

		Weighted
		average
	Number	exercise
	of shares	price
Outstanding at December 31, 2009	6,703,813	$1.32
Granted	-	-
Forfeited	-	-
Exercised	(3,818,096)	0.20
Outstanding at June 30, 2010	2,885,717	$0.20

The following table summarizes the Company's Class D and Class F stock warrants outstanding at June 30, 2010:

			Weighted	Weighted
	Range of		Average	Average
Warrant	Exercise		Remaining	Exercise
Class	Price	Number	Life	Price
D	$0.20	1,585,717	5.25	$0.20
F	$0.20	1,300,000	4.00	$0.20

NOTE 8 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	June 30,	December 31,
Estimated Life	2010	2009
Office equipment 5 years	$66,073	$55,871
Furniture and fixtures 7 years	49,564	49,564
	115,637	105,435
Less accumulated depreciation	(71,979)	(64,477)
	$43,658	$40,958

Depreciation expense for the six months ending June 30, 2010 and 2009 was $7,592 and $6,914.

NOTE 9 – CAPITALIZED R&D COSTS

The major classifications are summarized below:

	June 30,	December 31,
	2010	2009
Capitalized R&D costs	$244,090	$244,090
Less accumulated amortization	(97,636)	(73,227)
	$146,454	$170,863

Amortization expense for the six months ending June 30, 2010 and 2009 was $24,409 and $11,695.

Capitalized R&D costs are being amortized over 5 years.

NOTE 10 – LOAN FEES

The major classifications are summarized below:

	June 30,	December 31,
	2010	2009
Loan fees	$234,685	$234,685
Less accumulated amortization	(234,685)	(104,842)
	$-	$129,843

Amortization expense for the six months ending June 30, 2010 and 2009 was $129,843 and $23,389.

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

Results of Operations

The following discussions are based on the unaudited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the six months ended June 30, 2010, and 2009, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-Q for the three months ended June 30, 2010 (as amended).

SUMMARY COMPARISON OPERATING RESULTS
	Six months ended June 30,
	2010	2009
Gross Profit	$1,140,388	$93,700
Total operating expenses	899,239	908,940
Income (loss) from operations	241,149	(815,240)
Total other income (expense)	(499,984)	(251,112)
Net loss	$(258,835)	$(1,066,352)
Net loss per share	$(0.01)	$(0.02)

To date, no revenues have been attributable to sales from ODIN or THOR LVX.  All sales for the first six months of 2010 have been for aerospace products.While we continue to focus on ODIN and THOR LVX as our primary business, we have seen increased demand for our aerospace products which has enabled the Company to become profitable.  We anticipate that demand at current levels for aerospace products may continue for another 12 months.

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

In the coming months, the Company will sharpen its estimates of its capital requirements based on any quantities of THOR and ODIN units ordered and the terms of any license the Company is able to negotiate with Lawrence Livermore National Laboratories.  See the discussion in Item 5, Other Information.

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

The Company believes the damages sought in the 13 claims for monetary awards overlap and may not represent a cumulative liability exposure.

On July 19, 2010, the Company was served with a Order to Show Cause (“Order”) issued by the Supreme Court of the State of New York, County of New York, issued pursuant to a Petition for Injunction in Aid of Arbitration filed therein by ATD.  The Order directed the Company, Brothers and Wilhide to appear and show cause why a preliminary injunction should not issue, with ATD essentially seeking the same injunctive relief as sought in claim fourteen of the arbitration proceeding.

On July 30, 2010, the Company removed the  New York state case to the United States Federal Court, Southern District of New York, removing the New York court of jurisdiction.  On August 11, the Federal Judge Victor Marreo ordered the case dismissed with prejudice upon stipulation of counsel that ATD can seek injunctive relief in the arbitration proceeding.  Presently, the Company does not know whether ATD will seek injective relief in the arbitration proceedings. An initial conference has been scheduled for September 1, 2010 in the arbitration matter.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the first two quarters of 2010, the Company issued shares of common stock, as listed below, pursuant to various exercises of outstanding warrants and conversion of outstanding convertible notes:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information

In July 2010, Lawrence Livermore National Laboratory (“LLNL”) issued its final report (“Report”) pursuant to the Cooperative Research and Development Agreement (“CRADA”) between LLNL and the Company.  The CRADA involves the development of an accelerator-detector complex which is the basis for the Company’s THOR LVX product.  LLNL did not publically release the Report, but authorized the Company to issue a July 12, 2010 press release concerning the system’s performance, which states, in part:

Technical objectives of the project included the development and automation of the accelerator-detector complex for high efficiency detection of hidden explosives. Data acquisition and a photonuclear signature database were created. The system was operated and tested albeit on a limited sample size. A technique for the time analysis of signals from latent targets was developed and tested. This resulted in the positive identification of carbon and/or nitrogen. These techniques detected measurable decay from the radioisotopes formed upon irradiation.

The CRADA terms require LLNL to negotiate the terms of a technology license to the Company following the issuance of the Report.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: August 23, 2010	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer