Form 10-Q
period 2010-09-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2010-11-15
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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

The number of shares outstanding of the issuer’s common stock as of November 15, 2010 was 61,320,774 shares.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

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

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets:
Cash	$676,129	$1,492,135
Marketable securities	502,440	-
Accounts receivable	1,337,893	99,120
Inventory	786,206	151,300
Prepaid expenses	47,979	104,285
Deposits with vendors	21,000	21,000
Total current assets	3,371,647	1,867,840
Property and equipment, net	70,011	40,958
Other assets:
Security deposit	5,535	5,535
Capitalized development costs, net of amortization of $109,840 and $73,227 at September 30, 2010 and December 31, 2009	212,341	170,863
Loan fees, net of amortization of $234,685 and $104,842 at September 30, 2010 and December 31, 2009	-	129,843
Total other assets	217,876	306,241

Total Assets	$3,659,534	$2,215,039

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$730,193	$1,217,603
Deferred revenue	1,916,839	858,400
Convertible debenture	-	42,000
Due to shareholder	192,108	216,558
Total current liabilities	2,839,140	2,334,561
Long-term debt, net of debt discount of $-0- and $541,893 at September 30, 2010 and December 31, 2009	-	458,107
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares
authorized; 61,260,774 and 54,688,920 issued and outstanding at September 30, 2010 and December 31, 2009	61,261	54,689
Additional paid-in capital	9,804,045	7,673,903
Accumulated deficit	(9,047,352)	(8,306,221)
Accumulated other comprehensive income	2,440	-
Total shareholders' equity (deficit)	820,394	(577,629)

Total Liabilities and Shareholders' Equity (Deficit)	$3,659,534	$2,215,039
See the accompanying notes to the unaudited condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ending		For the nine months ending
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$4,873,687	$-	$13,029,461	$315,000
Cost of sales	4,093,643	-	11,109,028	221,300

Gross Profit	780,044	-	1,920,433	93,700

Costs and expenses
Selling and administrative expenses	1,272,974	282,136	2,172,214	888,476
Warrant expense	-	143,623	-	446,223
	1,272,974	425,759	2,172,214	1,334,699

Loss from operations	(492,930)	(425,759)	(251,781)	(1,240,999)

Other income (expense)
Interest expense	(3,519)	(226,945)	(552,037)	(478,115)
Legal settlement	13,941	-	62,441	-
Investment income	212	5	246	63

Net loss	(482,296)	(652,699)	(741,131)	(1,719,051)

Other comprehensive income
Unrealized gain on marketable securities	2,440	-	2,440	-

Comprehensive Loss	$(479,856)	$(652,699)	$(738,691)	$(1,719,051)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic and diluted	61,104,490	53,779,790	58,601,068	52,448,787

See the accompanying notes to the unaudited condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the nine months ending September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(741,131)	$(1,719,051)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization expense	180,593	104,108
Amortization of debt discount	541,893	385,525
Fair value of warrants	-	446,223
Stock based compensation	-	3,750
Options issued for compensation	890,999
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,238,773)	7,492
Inventory	(634,906)	-
Prepaid expenses	56,306	125,930
Vendor deposits	-	-
Increase (decrease) in:
Accounts payable and accrued expenses	(487,410)	(106,534)
Deferred revenue	1,058,439	1,124,373
Net Cash Provided By (Used In) Operating Activities	(373,990)	371,816
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capitalized development costs	(78,091)	-
Purchase of marketable securities	(500,000)	-
Purchases of equipment	(43,189)	(2,199)
Net Cash Used In Investing Activities	(621,280)	(2,199)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	245,714	-
Proceeds from issuance of common stock	-	337,500
Repayment of convertible debenture	(42,000)	-
Repayments to shareholder	(24,450)	(110,000)
Net Cash Provided From Financing Activities	179,264	227,500
NET INCREASE (DECREASE) IN CASH	(816,006)	597,117
CASH AT BEGINNING OF PERIOD	1,492,135	305,179
CASH AT END OF PERIOD	$676,129	$902,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$57,684	$99,439
See the accompanying notes to the unaudited condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SEPTEMBER 30, 2010

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

Between 1996 and 2003 and between 2009 and 2010, through VFDS, the Company won numerous contracts to produce momentum wheels and various other mechanical devices for special projects. Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).  The development and commercialization of THOR is the present focus of VFDS.

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2010, the results of operations for the three months and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.  The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

Comprehensive Income

The Company follows the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) for  “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company’s item of other comprehensive income is the unrealized gain on marketable securities.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, security deposits, due to shareholders, accounts payables, and a convertible debenture. Except as disclosed in Note 6, the carrying values of these financial instruments approximate the fair value due to their short term maturities.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts. At September 30, 2010, the Company’s cash deposits exceeded the FDIC insured limits by $412,561.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At September 30, 2010, the Company held no cash equivalent securities.

Inventories

The Company accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	September 30	December 31
	2010	2009
	(unaudited)
Raw materials	$-	$-
Work in process	-	-
Finished goods	786,206	151,300
	$786,206	$151,300

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.

For future sales of ODIN and THOR, it is expected customer acceptance, which may include testing, will also be required for revenue recognition.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some, or all, of the deferred tax asset will not be realized.

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

The following sets forth the computation of earnings per share.

	For the Nine Month Period Ended
	September 30,
	2010		2009
		(unaudited)		(unaudited)
Net loss		$(741,131)		$(1,719,051)
Weighted average shares outstanding		58,601,068		52,448,787
Loss per share – Basic and diluted	$	( .01)	$	( .03)

The Company’s common stock equivalents include the following:

	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Class C Warrants	-	2,146,667
Class D Warrants	1,428,574	1,857,146
Class F Warrants	1,300,000	1,900,000
Class G Warrants	-	800,000
Total common stock equivalents	2,728,574	6,703,813

On September 3, 2010 the Company issued 4,050,000 stock options.  See Note 17 for further details.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 178, “Compensation-Stock Compensation.”

Investments

The Company classifies its equity securities as available for sale.  Securities classified as available for sale are carried in the financial statements at fair value.  Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported in other comprehensive income.

Warranties

The Company warrants that Aerospace goods delivered under its customer arrangements will conform to applicable technical standards and specifications and will be free from material and manufacture defects.  The warranty period is one year and extends to goods subject to normal use by the customer, as defined.  Management does not believe any significant warranty exposure exists at September 30, 2010.

Recent accounting pronouncements

Effective July 1, 2009, the Company adopted ASC 105-10, “Generally Accepted Accounting Principles – Overall." ASC 105-10 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority. The ASC superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the ASC.

Effective June 30, 2009, the Company adopted three ASU’s which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

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

Effective January 1, 2009, the Company adopted an ASU regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

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

Effective January 1, 2009, the Company adopted a new ASU regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred, until such time as management determines the project will have a future use and at that time, such development costs are capitalized and amortized over their useful life.  Research and development expense, which are included in selling, general and administrative expenses, were $382 in 2010 and $30 for 2009.

 NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,047,352 at September 30, 2010, net losses in the nine month period ended September 30, 2010 of $741,131 and cash used in operations during the nine month period ended September 30, 2010 of $373,990. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Since its inception in 1996, the Company was involved in the development and sales of advanced scientific technologies. Sales of primarily momentum wheels through the years were sporadic but have been strong in 2010. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to raise additional funds.

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

NOTE 3 – INCOME TAXES

There was no income tax expense for the nine month periods ended September 30, 2010 and 2009 due to the Company’s net losses.  An income tax benefit has not been reflected during these periods due to an increase in the deferred tax asset valuation allowance.

The Company has net operating loss carryforwards for tax purposes. Utilization of the Company's net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 4 - RELATED PARTY TRANSACTIONS

At September 30, 2010 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $192,108 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at September 30, 2010 earns 6% annual interest quarterly, is unsecured and is due on demand. As of December 31, 2009, the Company owed Mr. Brothers the principal amount of $216,558 for advances made to the Company, plus accrued interest.  During the second quarter of 2010, the Company made a payment of $75,000 against the amounts owed to Mr. Brothers.  Of that payment $50,550 was applied to accrued but unpaid interest, and the remaining $24,450 was applied to reduce the principal amount owed to Mr. Brothers.  The Company has not made any further payments to Mr. Brothers with respect to this obligation.

On August 11, 2006, Coast to Coast Equity Group, Inc., loaned the Company $42,000 as described in Note 6.

During the third quarter of 2010, the Company made a payment of $49,134 against the amounts owed to Coast to Coast Equity Group, Inc.  Of that payment $7,134 was applied to accrued but unpaid interest, and the remaining $42,000 was applied to reduce the principal amount owed to Coast to Coast Equity Group, Inc.

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

On December 1, 2007, the Company entered into a lease of 2,700 square feet of warehouse space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky. The term of the lease is for 37 months beginning on the first day of December, 2007 and ending on the last day of December, 2010.  Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.

Rent expense for the nine months periods ended September 30, 2010 and 2009 was $48,670 and $53,991, respectively.

The following is a schedule of future minimum lease payments required under the lease as of September 30, 2010:

Period Ending
September 30	Amount
2011	$49,669

NOTE 6 – MARKETABLE SECURITIES

The cost and fair market value of marketable securities are as follows:

September 30, 2010	Amortized Cost	Unrealized Gain	Fair Value
Available for sale equity securities	$500,000	$2,440	$502,440

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding gains on available-for-sale securities in the amount of $2,440 for the nine months ended September, 30, 2010 have been included in other comprehensive income.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value.  GAAP establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2- inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

At September 30, 2010, marketable securities consisted of an exchange traded bond fund that was measured using the Level 1 valuation hierarchy.

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

During the third quarter of 2010, the Company made a payment of $49,134 against the amounts owed to Coast to Coast Equity Group, Inc.  Of that payment $7,134 was applied to accrued but unpaid interest, and the remaining $42,000 was applied to reduce the principal amount owed to Coast to Coast Equity Group, Inc.

NOTE 8 – SHAREHOLDERS’ EQUITY AND WARRANTS

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

Coast To Coast Equity Group, Inc., and Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly the shareholders of Quetzal Capital Funding 1, Inc.), were previously protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement (incorporated by reference herein), mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, expired on May 14, 2009.  Language in prior filings inadvertently and mistakenly implied that these non-dilution rights had been extended until May 13, 2010, but no such extension was ever affected.

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LTD ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants (the

"Warrants") to purchase up to 1,000,000 shares of the Company's common stock. The warrants were exercisable at an exercise price of $1.61 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $250,685 to interest expense during the nine months ended September 30, 2010.  On September 29, 2008 the Company issued an additional 1,146,667 warrants at $0.75 pursuant to section 2(c) of the Class C warrant agreement.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share from $1.61 per share.

On March 22, 2010, MKM converted the note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On June 30, 2010, the Company issued 1,951,515 shares of common stock following the cashless exercise of 2,146,667 Class C Warrants.

On September 29, 2008, the Company secured a financing arrangement with MKM and several securities purchasers unrelated to MKM. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants (the "Warrants") to purchase up to 1,857,146 shares of the Company's common stock. The warrants are exercisable at an exercise price of $0.75 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $291,209 to interest expense during the period ended September 30, 2010.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class D warrants to $0.20 per share from $0.75 per share.

On September 29, 2009, the unrelated individual investors converted 428,571 shares of stock at a conversion price of $0.35 per share.

On February 16, 2010, the Company issued 271,429 shares of common stock following the exercise of 271,429 Class D Warrants and received $54,286 in cash.

On August 23, 2010, the Company issued 157,143 shares of common stock following the exercise of 157,143 Class D Warrants and received $31,429 in cash.

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

On August 10, 2009 the Company issued 800,000 shares of common stock to individual investors for $100,000 in cash ($92,000 net of expenses).  In connection with the common stock purchase, the individual investors were issued Class G Warrants to purchase up to 800,000 shares of the Company’s common stock.  A total of $143,623 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.18; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 270.54%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 0.19

On March 29, 2010, the Company issued 800,000 shares of common stock following the exercise of 800,000 Class G Warrants and received $160,000 in cash.

Stock warrant activity for the nine month period ended September 30, 2010 is summarized as follows:

		Weighted
		average
	Number	exercise
	of shares	price
Outstanding at December 31, 2009	6,703,813	$0.20
Granted	-	-
Forfeited	-	-
Exercised	(3,975,239)	0.20
Outstanding at September 30, 2010	2,728,574	$0.20

The following table summarizes the Company's Class D and Class F stock warrants outstanding at September 30, 2010:

			Weighted	Weighted
	Range of		Average	Average
Warrant	Exercise		Remaining	Exercise
Class	Price	Number	Life	Price
D	$0.20	1,428,574	5.00	$0.20
F	$0.20	1,300,000	3.75	$0.20

NOTE 9 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	September 30,	December 31,
	2010	2009
Estimated Life	(unaudited)
Office equipment 5 years	$99,061	$55,871
Furniture and fixtures 7 years	49,564	49,564
	148,625	105,435
Less accumulated depreciation	(78,604)	(64,477)
	$70,011	$40,958

Depreciation expense for the nine months ending September 30, 2010 and 2009 was $14,137 and $10,353.

NOTE 10 – CAPITALIZED DEVELOPMENT COSTS

The major classifications are summarized below:

	September 30,	December 31,
	2010	2009
	(unaudited)
Capitalized development costs	$322,181	$244,090
Less accumulated amortization	(109,840)	(73,227)
	$212,341	$170,863

The Company has incurred $78,091 of capitalized development costs still under construction and not amortized as of September 30, 2010.

Amortization expense for the nine months ending September 30, 2010 and 2009 was $36,613 and $25,084.

Capitalized development costs are being amortized over 5 years.

NOTE 11 – LOAN FEES

The major classifications are summarized below:

	September 30,	December 31,
	2010	2009
	(unaudited)
Loan fees	$234,685	$234,685
Less accumulated amortization	(234,685)	(104,842)
	$-	$129,843

Amortization expense for the nine months ending September 30, 2010 and 2009 was $129,843 and $58,671. Loan fees are being amortized over the terms of the loans which are 36 months. When a convertible note is converted to shares, any unamortized loan fees are expensed.

NOTE 12 – ACCOUNTS PAYABLE

The Company’s current accounts payable and accrued expenses include $13,690 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 11.39% per annum and call for total minimum monthly installment payments of $58 as of September 30, 2010. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2010, such amounts have been classified as current.

The remaining accounts payable and accrued liabilities consist of ordinary administrative expenses which were incurred in the operations of the Company and include $709,120 of trade accounts and accrued interest of $6,032 and other of $1,351.

NOTE 13 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM") an unaffiliated accredited institutional investor. The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants were exercisable at an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Class C Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $250,685 to interest expense during the nine months ended September 30, 2010.

On March 22, 2010, MKM converted the entire amount of the note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC an unaffiliated accredited institutional investor and other unrelated individuals. The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D

Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants were exercisable at an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Class D Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $291,209 to interest expense during the nine months ended September 30, 2010.

On September 29, 2009, the unrelated individual investors converted 428,571 shares of common stock at a conversion price of $0.35 per share.

On March 22, 2010, MKM converted the remaining $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

The promissory notes are as follows:

	September 30,	December 31,
	2010	2009
	(unaudited)
Notes payable	$1,000,000	$1,150,000
Less: principal payments including conversions	1,000,000	150,000
Notes payable outstanding at September 30, 2010 and December 31, 2009	-	1,000,000
Less: unamortized discount on notes payable	-	(541,893)
Notes payable, net	-	458,107
Less current portion	-	-
Notes payable, net of discount of $-0- and $541,893, less current portion	$-	$458,107

NOTE 14 – DEFERRED REVENUE

The Company has received $1,916,839 in cash for orders it intends to ship in the next six months.  Per the Company’s revenue recognition policy (see note 1), the revenue will be recognized when goods have been shipped to the customer.

NOTE 15 – ADVERTISING

Advertising costs are expensed as incurred. For the nine month periods ending September 30, 2010 and 2009, advertising expense was $60,944 and $123,420, respectively.

NOTE 16 – STOCK GRANT

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

NOTE 17 – STOCK OPTIONS

On September 3, 2010, the Company granted certain employees and others the option to purchase 4,050,000 shares of the Company’s common stock at prices ranging from $1.35 - $1.49 per share.   The options vest 660,000 on September 3, 2010, 660,000 on January 1, 2011, 620,000 on January 1, 2012, 620,000 on January 1, 2013, 620,000 on, January 1, 2014, 620,000 on January 2, 2015, and 250,000 options will vest upon the completion of certain sales goals for ODIN and THOR, and are exercisable from then through a period of ten years from the grant date.  Management anticipates the average term of the options will be 10 years.

Using the Black-Scholes-Merton option pricing model, management has determined that the options have a value of $1.35.  For the nine months ended September 30, 2010 the Company recognized compensation cost of $890,999 and an income tax benefit has not been reflected due to an increase in the deferred tax asset valuation allowance. As of September 30, 2010, there was $4,576,500 of total unrecognized compensation cost relating to nonvested stock options.  That cost is expected to be recognized in the years ending December 31, 2011, 2012, 2013, 2014, and 2015 in the amounts of $891,000, $837,000, $837,000, $837,000 and $837,000, respectively, while $337,500 will be recognized upon the completion of certain sales goals for ODIN and THOR.

The assumptions used and the calculated fair value of the options are as follows:

Expected dividend yield	-0-
Risk-free interest rate	2.72%
Expected life in years	10
Expected volatility	314.16%
Weighted average of fair value of options granted	$1.35

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Total Options	Weighted Average Exercise Price
Total Options outstanding, January 1, 2010	-	-
Granted	4,050,000	$1.35
Exercised	-	-
Expired/cancelled	-	-
Total options outstanding, September 30, 2010	4,050,000	1.35

Options exercisable, September 30, 2010	660,000	$1.35

	Nonvested Options	Average Fair Value
Nonvested options
Nonvested options, January 1, 2010	-	$-
Granted	4,050,000	1.35
Vested	660,000	1.35
Forfeited	-
Nonvested options, September 30, 2010	3,390,000	$1.35

At September 30, 2010, vested exercisable options were outstanding for 660,000 shares at an exercise price between $1.35 and $1.49.  The weighted average value of the options is $1.35.  These options all have a remaining term of 10 years and expire on September 2, 2020.  The 3,390,000 nonvested options will vest over the next five years excluding 250,000 which will vest upon completion of certain sales goals for ODIN and THOR.

NOTE 18 – LITIGATION

The Company is involved in litigation arising in the ordinary course of business.  While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 19 – SUBSEQUENT EVENTS

We have evaluated the period from September 30, 2010 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we have identified the following event:

Common Stock

On October 28, 2010, the Board of Directors of the Company authorized the issuance of 60,000 shares of common stock, distributed equally to the five Board members who are not employees of the Company.

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

Liquidity and Capital Resources

Between January 1, 2010 and September 30, 2010, our capital requirements have largely been met through sales of products other than THOR or ODIN. We recorded sales of $13,029,461 from the sale of various products in the first three quarters of 2010.  We anticipate that income from sales of such products will be sufficient to finance our ongoing capital requirements in 2010. To the extent we make sales of ODIN or THOR systems in 2010, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years and had a comprehensive loss of $738,691 for the nine months ended September 30, 2010.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the nine months ended September 30, 2010, we received cash proceeds of $11,790,688 from sales of various products, $1,058,439 from customer deposits, and $245,714 from amounts paid to exercise warrants resulting in the issuance of common stock.  For the year ended December 31, 2009 we received cash proceeds of $3,103,615 from revenues, $858,400 from deferred revenues and $337,500 from sales of our common stock. For the year ended December 31, 2008 we received cash proceeds of $123,400 from revenues, $343,000 from sales of our common stock and $1,260,000 in debt financing.  For the year ended December 31, 2007, we received cash proceeds from debt financing of $160,000 and sales of our common stock of $914,000.

For the nine months ended September 30, 2010 we issued 6,571,854 shares of our common stock.  For the year ended December 31, 2009 we issued 3,273,571 shares of our common stock.  For the year ended December 31, 2008 we issued 4,459,516 shares of our common stock. For the year ended December 31, 2007 we issued 659,333 shares of our common stock as payment for services. Management anticipates that we may continue to issue shares for expansion of our business in the short term.

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

Our total current liabilities increased to $2,839,140 at September 30, 2010 compared to $2,334,561 at December 31, 2009. Our total current liabilities at September 30, 2010 included accounts payable and accrued expenses of $730,193, deferred revenue of $1,916,839, and a loan from shareholder of $192,108.

Results of Operations

The following discussions are based on the unaudited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the nine months ended September 30, 2010, and 2009, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-Q for the nine months ended September 30, 2010.

SUMMARY COMPARISON OPERATING RESULTS
	Nine months ended September 30,
	2010	2009
Gross Profit	$1,920,433	$93,700
Total operating expenses	2,172,214	1,334,699
Income (loss) from operations	(251,781)	(1,240,999)
Total other income (expense)	(489,350)	(478,052)
Net loss	(741,131)	(1,719,051)
Other comprehensive income	2,440	-
Comprehensive loss	$(738,691)	$(1,719,051)
Net loss per share	$(0.01)	$(0.03)

To date, no revenues have been attributable to sales from ODIN or THOR LVX.  All sales for the first nine months of 2010 have been for aerospace products.

Our operating expenses have generally increased for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009.  The major component of our operating expenses consisted of selling and administrative expenses and warrant expense.  For the nine months ended September 30, 2010 and 2009, our selling and administrative expenses were $2,172,214 and $888,476, which included stock option compensation expense of $890,999 and $-0-; and the warrant expense was $-0- and $446,223.

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.

For future sales of ODIN and THOR, it is expected customer acceptance, which may include testing, will also be required for revenue recognition.

The following chart provides a breakdown of our sales in 2010 and 2009.

	September 30,	September 30,
	2010	2009
Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	13,029,461	315,000
Valley Forge Imaging, Inc.	-	-
Valley Forge Emerging Technologies, Inc.	-	-
Totals per financial statements:	$13,029,461	$315,000

Our total operating expense was $2,172,214 and $1,334,699 for the nine months ended September 30, 2010 and 2009.

Our average monthly cost of operations from January 2010 through September 2010 was $241,357. Excluding aggregate non-cash charges of $180,593 for amortization and depreciation, $541,893 for amortization of debt discount and $890,999 for option compensation, our average monthly cost of operations from January 2010 through September 2010 was $62,081.

As of September 30, 2010, we had $676,129 in cash remaining as well as $502,440 of marketable securities.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for ten months, at which time we will have to obtain additional capital funding in the absence of obtaining additional cash from other sources. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from any sales of ODIN units; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources or continued sales of our standard products. While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. We do not have a forecast of how long it may take to realize revenues from any sales of such units.

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

In the coming months, the Company will refine its estimates of its capital requirements based on any quantities of THOR and ODIN units ordered and the terms of any license the Company is able to negotiate with Lawrence Livermore National Laboratories.  See the discussion in Item 5, Other Information.

Subsequent Events

Common Stock

On October 28, 2010, the Board of Directors of the Company authorized the issuance of 60,000 shares of common stock, distributed equally to the five Board members who are not employees of the Company.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, security deposits, amounts due to shareholders, accounts payables, and a convertible debenture.  Except as discussed in Note 6, the carrying values of these financial instruments approximate the fair value due to their short term maturities.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.

For future sales of ODIN and THOR, it is expected customer acceptance, which may include testing, will also be required for revenue recognition.

Recent Accounting Pronouncements

The Company does not believe that recent accounting pronouncements will have a material effect on the content or presentation of its financial statements.

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

Item 4T. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2010 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is effective based on these criteria.

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

On October 30, 2009, the Company and its president and director Louis J. Brothers were both named as defendants in a civil complaint filed on that date in the Third Judicial District Court in and for Salt Lake County, Utah by shareholder William A. Rothstein. The complaint has been served on Mr. Brothers and the Company. The five-count complaint alleges that the defendants committed fraud, violated the Utah Uniform Securities Act (Ut. Code Ann. §61-1-1, et seq.), made negligent misrepresentations, breached a fiduciary duty to shareholders, and breached a settlement agreement and seeks unspecified compensatory and punitive damages and attorney’s fees.  The complaint alleges that Mr. Brothers misrepresented the timetable in which the Company’s THOR LVX technology would receive government approvals and the number of Department of Energy employees working on the THOR project and thereby induced plaintiffs to invest in the Company’s securities in 2006.  The Company and Mr. Brothers filed a motion to dismiss the complaint based upon the Utah court’s lack of personal jurisdiction over the Company and Brothers.  Plaintiff has replied to the motion to dismiss.  The Honorable Judge Kate Toomey has scheduled an evidentiary hearing on the motion to dismiss for December 6, 2010.  The Company cannot provide any assurances on the outcome of the hearing or the matter in general.

Coast To Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 090A-11229 (Fla. 12 th Jud. Cir.)

On November 11, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The complaint was filed on or about October 28, 2009 in circuit court in Manatee County, Florida by shareholder and creditor Coast To Coast Equity Group, Inc.  ("CTCEG") The complaint alleges that the defendants breached a consulting services agreement by not reimbursing plaintiff for $44,495.18 in expenses, committed fraud, pleaded for the rescission of a standby equity agreement in the amount of $500,000, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney's fees.  As it pertains to non-contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff's proceeds which were to be allocated towards the purchase of an ODIN unit

A Motion to Dismiss was filed in response to the Complaint.  A Consent Order was entered on Jan. 14, 2010, allowing CTCEG to file an Amended Complaint.  A Motion to Dismiss was filed in response to the Amended Complaint.  On May 20, 2010, the Court granted CTCEG leave to file a third amended complaint, which abandons the claims in the original complaint except for breach of contract based on allegations of failure to pay expenses under the above referenced consulting agreement.  The First Amended Complaint ("Complaint") alleges failure to pay a $42,000 promissory note payable to CTCEG.

The Complaint also contains a claim for, breach of the 2006 Warrant Agreement in that the Company failed to issue stock for warrants which the Company contends expired in May, 2009.  The Complaint contains a claim for promissory estoppel, alleging that Mr. Brothers orally, and in SEC filings, agreed to extend the Warrant Agreement and is estopped to deny such promises.  A claim for non-dilution damages is also included, based on allegations that the 2006 Registration Rights Agreement was also extended to May 2010 and CTCEG is therefore entitled to have additional shares issued because the Company sold additional stock in 2008 and 2009.  The Complaint contains a claim for promissory estoppel, alleging that Mr. Brothers orally, and in SEC filings, agreed to extend the Registration Right Agreement and is estopped to deny such promises.  The last claim is for tortious interference with a contractual relationship, alleging Mr. Brothers, presumably in his individual capacity, interfered with CTCEG's contractual rights under the Warrant Agreement, Registration Rights Agreement and Consulting Agreement.

The Company and Mr. Brothers deny all allegations and have filed an Answer and Affirmative Defenses; raising numerous defenses to the claims.   They also intend to file applicable counterclaims and possible third party claims, but they cannot provide assurances as to the outcome of the matter.

George Frudakis vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 2010 CA-04230  (Fla. 12 th Jud. Cir.)

On or about May 7, 2010, George Frudakis commenced the above titled action against the Company and Lou Brothers.  The Compliant sets forth the exact same causes of action as in the Coast to Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc. and Lou Brothers, described above, with the exception that the Frudakis matter does not include a claim for breach of contract based upon the Consulting Agreement.  The Company and Brothers deny all allegations and have filed a motion to dismiss the complaint and a motion to consolidate the Frudakis and Coast to Coast cases into a single proceeding.  The Court has granted a motion to consolidate the cases for discovery purposes and has reserved as to consolidation for trial.   The Company and Lou Brothers intend to file appropriate Affirmative Defenses and Counterclaims, and possible third-party claims, in the event the Court denies the Motion to Dismiss.  However, the Company cannot provide assurances as to the outcome of the matter.

Arbitration Claim filed by Advanced Technology Development, Inc.

During the period between July 9th and 13th, the Company, Louis J. Brothers and Larry K. Wilhide were served by mail courier with a Statement of Claim (“Statement”) filed with the American Arbitration Association by Advanced Technology Development, Inc. (“ATD”).  Summarizing in general terms, ATD’s arbitration claims one through four are based upon allegations the Company failed to perform or pay ATD for goods pursuant to two separate supply contracts. Claims five through eight are based upon the Company’s activities in the promotion and sale of the ODIN imaging device.  Claims nine through thirteen are based upon the Company’s alleged misuse of ATDs’ “ULDRIS” mark.  The final claim seeks injunctive relief.  The nature of the claims is discussed in greater detail in the Subsequent Events discussion of the Company’s Form 10-Q filed for the second quarter of 2010.

The parties agreed to the appointment of Phillip D. O’Neil, Jr. as the Sole Arbitrator and are presently conducting limited discovery in accordance with arbitration rules.  The arbitration hearing is scheduled for February 28, 2011.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the first three quarters of 2010, the Company issued shares of common stock, as listed below, pursuant to various exercises of outstanding warrants and conversion of outstanding convertible notes:

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

•

On August 23, 2010, the Company issued 157,143 shares of common stock pursuant to the exercise of 157,143 Class D warrants.

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

The CRADA terms require LLNL to negotiate the terms of a technology license to the Company following the issuance of the Report.  LLNL is preparing patent applications, a necessary action before license terms can be negotiated.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: November 15, 2010	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer