Form 10-K
period 2010-12-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2011-04-11
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2010

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

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          [  ] Yes    [X] No

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

Yes  [  ]   No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $47,223,207, computed by reference to the price at which the common equity was sold as of such date.

The number of shares outstanding of the issuer’s common stock as of April 8, 2011 was 61,320,774 shares.

TABLE OF CONTENTS

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

PART I

ITEM 1.  BUSINESS.

General Lines of Business

Since its inception in November 1996, VLYF has positioned itself to develop and acquire advanced technologies.  Between 1996 and 2010, the Company won numerous contracts to produce various momentum wheels and other mechanical devices for special applications, some in aerospace (“Aerospace Products”).  Historically, and in 2010, all of the Company’s sales have been derived from these momentum wheels and other mechanical devices and this continues to be true through the filing date of this Form 10-K.  The Company generated Aerospace Products revenues of $3,202,815 in 2009, increasing revenues to $18,675,269 in 2010.  The Aerospace Products were sold to two customers in 2010, both of which are multinational corporations.  One customer was responsible for approximately $14,000,000 in sales, with the other customer purchasing approximately $4,000,000 of products.  The Company assembles momentum wheels from components produced by subcontractors.  The selling price typically ranges for $25,000 to $75,000 per unit.  The Company purchases components from a variety of sources and engages in direct selling to its customers.

Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  These products consist of an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons hidden in cargo containers, the THOR LVX photonuclear detection system (“THOR”), and a passenger weapons scanning device, ODIN. In late 2009, the Company and its partners completed the development of THOR in Russia, and the system has been demonstrated through testing conducted by P.N. Lebedev Physical Institute of the Russian Academy of Sciences (“LPI”) to be operational and performing to the Company’s satisfaction.

THOR-LVX

Overview

Presently, and for the last nearly eight years, the Company has focused on the development of the THOR-LVX (“THOR”) Advanced Explosives Detection System and preparing for the manufacturing and distribution of THOR in the United States and other countries.

THOR components primarily consist of a high energy miniature particle accelerator generating 55 million electron volts (“MeV”), high sensitivity detectors, data collection systems and a database of photonuclear signatures from which substances can be identified.  THOR operates by creating photo nuclear reactions in light elements, selectively screening out all but the operational isotopes found in modern day explosives and narcotics (which are carbon, nitrogen and oxygen), and identifying secondary gamma quanta that are unique to each such isotope.  The photo nuclear reactions follow a precise pattern or unique signature that can be used to immediately identify the substance by automatically comparing the patterns or signatures to our database.  THOR can also be enhanced with a fast neutron detector in order to detect fissile material.

The Company believes that THOR is unique and advanced relative to competitive technologies.  To the best of the Company’s knowledge, there is no existing device that can screen containers for explosives, drugs, micro organisms and nuclear materials, such as plutonium and weapons grade uranium, in a commercially viable manner, with the accuracy and effectiveness of THOR.  Because of its small size and effectiveness at detecting explosive, narcotic and bio weapon substances contained in attempted concealment barriers, the THOR technology can be applied in many security contexts including external scanning of entire cargo or truck containers, scanning airport bags and for protecting high value targets.  The digital data, produced in milli-seconds, can be instantly transmitted to the appropriate threat mitigation, assessment and knowledge dissemination authorities.

The Company is unaware of any other system capable of performing at the level Thor does.  While others may have similar concepts, the Company believes it is the first to reduce it to practice.  Accordingly, the Company estimates it has a significant time advantage over any competitor who may attempt to build and bring to market a system of similar size and function.   THOR has over ten years of research and development behind its prototype.  Each THOR unit is estimated to have an operational life of ten years.  Thus, once THOR is introduced to the market and implemented in the field, the Company believes that THOR owners for several years are likely to be loyal repeat customers.  In the meantime, the Company will be taking steps to improve THOR and to customize it for new applications.

Pursuant to a Cooperative Research and Development Agreement (“CRADA”), the Company’s partners in developing THOR are the Lawrence Livermore National Laboratory (“LLNL”), a national laboratory owned by the United States government and designated the “Center of Excellence” for new explosives detection systems (“EDS”) technologies, and the P. N. Lebedev Physical Institute of the Russian Academy of Sciences (“LPI”), the premiere physics laboratory in the Russian Federation.  The THOR development efforts have been sponsored, in part, by the United States Department of Energy (the “US D.O.E.”).

Recent Developments

In 2009, the Company and its partners completed the development of THOR in Russia, and the system has been demonstrated through testing conducted by LPI to be operational and performing to the Company’s satisfaction. In July 2010, LLNL released to the Company a Final Project Report under the CRADA, confirming that the technical objectives of the CRADA have been met. The Company is developing plans to assemble a THOR demonstration unit in the United States to facilitate its first commercial sale of THOR.   The Company is currently engaged in marketing activity for THOR units.  Thereafter, the Company will establish limited scale production, and then plan and implement full scale production.

The Company has entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”).  The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a demonstration unit in Pocatello, Idaho.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  To date, no work orders have been issued or accepted.

License and other Rights in Thor

In April, 2002, the Company entered into an Exclusive Rights Agreement (“ERA”) with P.N. Lebedev Physical Institute, Russian Academy of Sciences (“LPI”), granting the Company sole and exclusive rights to distribute, promote, market and sell the projects/products known as PNDEN in the United States of America and all countries throughout the world with the exception of the Russian Federation and countries of the Commonwealth of Independent States.  The ERA defines PNDEN as the “Photo- Nuclear Detector of Hidden Explosives and Narcotics,” which is the basic technology associated with THOR.  In August 2004, the ERA was amended to extend the term to expire on April 12, 2014.

In April 2003, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the Regents of the University of California, who operate the Department of Energy’s (“DOE”) Lawrence Livermore National Laboratory (“LLNL”), to implement a collaborative effort between the Company, LLNL, LPI, and other Russian institutions “to develop equipment and procedures for detecting explosive materials concealed in airline checked baggage and cargo.”  The Company, LLNL and LPI implemented the CRADA from April 2003 through its expiration on March 30, 2010.  The CRADA involves the development of an accelerator-detector complex which is the basis for the Company’s THOR LVX product.  In July 2010, LLNL issued its final report (“Report”) pursuant to the CRADA.  LLNL did not publically release the Report, but authorized the Company to issue a July 12, 2010 press release concerning the system’s performance, which states, in part:

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

In accordance with the CRADA, LLNL and the Company have disclosed to each other the subject inventions which have been developed through the collaborative effort.  The Company will have a non-exclusive, non-transferable, royalty-free license to use any such subject inventions for its own use in the field of “detection of hidden explosives.”  The Company also had an exclusive first option for six months following the expiration of the CRADA to negotiate for greater rights in any such inventions, such as a royalty-bearing exclusive, transferrable, domestic and foreign license, and LLNL is obligated to negotiate that license in good faith with the Company.  Although the six-month period has expired, due to delays in translating and prosecuting Russian patents, LLNL personnel have advised the Company that they intend to negotiate an exclusive license with the Company.  The Company continues to communicate with LLNL and believes it will ultimately finalize a license agreement with LLNL.   Any license granted to the Company will be subject to US D.O.E.’s so-called “march-in-rights” to cause the invention to be commercialized and to a non-exclusive, nontransferable, irrevocable, paid-up license to practice the invention subject to the license or have the invention practiced throughout the world by or on behalf of the U.S. Government.   Russian Patent Applications have been completed.  The company hopes to complete an exclusive license with LLNL in the coming months.

Research and Development

The Company was previously awarded a grant of over $1.8 million from the DOE for continued research, design, and production of the first THOR unit.  The grant funds were allocated to the LLNL and have been reflected in the Company's financial statements in previous years as research and development costs.  Historically, the Company has contributed research and development efforts, as required under the CRADA, and expenses to facilitate the commercialization of THOR.  The Company anticipates incurring additional development costs associated with THOR under the CSA with Idaho State University, although no commitments have been made.

Raw Material Sources and Availability

THOR materials and parts can be manufactured to the Company’s specifications on an as needed basis from a variety of sources in the United States of America.   The Company does not expect to encounter problems in acquiring the commercial quantities of components required to build THOR.

The THOR Market

Each year millions of cargo containers arrive in the United States by ship, truck, and rail with no effective explosive and other threat detection systems currently available to inspect them. Ensuring the security of the maritime trade system is essential, both in the United States and internationally, given that an estimated 90 percent of the world's cargo moves by container.  The Company believes that there is currently demand, both in the United States and internationally, for products that are able to accurately inspect these containers and that the market for these products will continue to be affected by the threat of terrorist incidents and efforts by governments and private industry to prevent them.

The likely market for THOR includes:

•

 Ports, cargo hubs, and rail yards, both domestically and internationally;

•

World-wide express cargo facilities;

•

United States postal facilities;

•

United States border crossings

•

United States military field applications; and

•

Technology licensing opportunities.

The Company believes that THOR’s capability to detect all typical chemical, nuclear, and bio weapon threats is well suited to assist the U. S. Department of Homeland Security, the United States Military, and certain foreign governments with ramping up efforts to protect ports, rail, truck, and airline cargo, high value assets, and ships from terrorists.  We believe, but cannot guarantee, that the Company’s license rights with respect to any subject inventions discovered under the CRADA would extend to using such subject inventions in the detection of all such threats.

Major Prospective Customer Dependency and Competition

The Company’s successful production and sales of THOR may initially depend to a great extent on interest in THOR from the United States Government and select foreign markets.  Following completion of the demonstration unit, the Company will continue to seek buyers worldwide both to increase THOR’s eventual market share and to reduce its potential dependence on any one customer.

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

American Science and Engineering; GE Security; SAIC; CEIA; Nuctech; Morpho Detection Systems and others yet to be identified.

While the competition the Company and THOR will face will be intense and the challenges presented by this competition will be material, we believe that THOR will have a technological advantage over every known product in the industry available on the market today.  The Company believes the THOR is more powerful than any known competitor’s products, can be made portable, and provides real time detection capability.

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

We have never built nor have we operated a THOR unit in the United States.  While we believe that the materials, technology and labor needed to build a unit will be available at commercially reasonable costs, we do not know for certain just what the total cost will be.  In addition, we do not know just what the operating costs of a THOR unit will be.  We anticipate that we will be able to get a better understanding of those items if we are able to reach agreement with the Idaho Accelerator Center (under the Consulting and Services Agreement framework referenced above) to build and operate a unit.  In addition, while we believe that the benefits offered by THOR will be both unique and of great value so customers will not be particularly price sensitive, we do not know whether we will be able to sell THOR units at a reasonable profit in excess of our costs.

Distribution of THOR

The Company intends to sell THOR through direct sales means in the United States, Canada, and Europe.  The Company has yet to determine its distribution strategy for the rest of the world.  Presently there are no distribution agreements in effect; all such agreements have expired.

Effect of Existing or Probable Government Regulations

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

The Company has not yet sought any government approvals or other approvals required to comply with applicable electrical or safety codes required to manufacture, sell or operate THOR.

The Company intends to market THOR to prospective customers outside of the United States, and will need to have United States Department of State approval to export THOR to any foreign purchaser in addition to complying with regulations of the country into which we are exporting THOR.

The Company otherwise believes that  government regulations will not have a material impact on the Company’s production or sale of THOR units, and the Company does not anticipate any change to this in the future.

ODIN

ODIN is a transmission X-ray system, producing medical type images of skeletons and organs that is similar to a technology used as the airport passenger weapons scanning system in several airports in Russia.   The technology is not protected by patents outside of the Russian Federation; the Company has developed ODIN to improve and commercialize the technology for use in the United States and elsewhere outside of Russia.

The Company believes the ODIN technology, as compared against any system now in use in the United States, is more accurate (articles hidden inside or on the backside of a passenger are detected in a single scan with high resolution imaging), is fast , and is less inconvenient (passengers do not need to remove clothing or shoes).  Between approximately April 2007 and February 2008, the Company developed a prototype of ODIN for employment at U.S. airports and passenger terminals.  This prototype has similar functionality to the Russian technology, and is the product that the Company intends to market.  In February 2008 ODIN passed independent radiation examination by the Radiation Safety Academy (“RSA”) and is certified by RSA as compliant under American National Standards Institute (“ANSI”) and the National Institute of Standards and Technology (“NIST”) standards for personnel security screening systems using x-ray or gamma radiation.  Compliance with these ANSI/NIST standards means that ODIN is classified as “uncontrolled” and can be sold domestically and internationally. All X-ray exposure results for the operator, cabinet leakage, bystander exposure, and person being examined were well below U.S. Government guidelines and standards.

The Company is currently considering whether to manufacture ODIN directly, while licensing certain software or other non-owned technology, or entering into a joint venture to handle all manufacturing and marketing of ODIN.  No decisions or commitments on this issue have yet been made.

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

Major Prospective Customer Dependency and Competition

The Company believes that the ODIN is the best available personnel screening device and is more accurate and more efficient in detailing weapons and other contraband than any known competitor’s product.  ODIN has been evaluated by several potential clients, but the Company has not made its first sale; so there is no way to estimate customer dependency at this time.

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

Because of this significant domestic competition and concerns that the near medical quality image produced by ODIN that reveals the contours of the person being scanned may not mesh well with personal privacy cultural issues in the United States, we have historically focused significant marketing efforts abroad, and these marketing efforts will continue.  The Company believes, however, that the domestic market is evolving in a manner that may be favorable to ODIN due to recent events, including the Christmas 2009 attempted terrorist attack by the “underwear bomber”.  With the concerns presented by garment and implant bombs, the transmission X-ray generated by ODIN may be critical in safeguarding our airways.  ODIN provides a near medical quality image that reveals the anatomy of the person being scanned.  This is in sharp contrast with the nude like images generated by competitors.

ODIN also faces competition internationally from many sources, including the products serving the U.S. market and the similar system manufactured in Russia.   While we are discussing a future business arrangement with the Russian manufacturer, there is no restriction from that manufacturer putting its units into competition with the Company in attempted sales of ODIN.  However, potential international buyers have indicated to us that they prefer to buy from an American product from an American company.

Distribution and Sales of ODIN

Initially, the Company intended to sell ODIN through direct sales means in North America, Eurasia, India, and to some extent, South America.  However, in light of the joint venture mentioned above, the Company is reevaluating its distribution and sales strategy for ODIN.    In the event the Company enters into a joint venture, sales will be made through that entity.  No decisions or commitments on this issue have yet been made.

The Company is currently considering whether to manufacture ODIN directly, while licensing certain software or other non-owned technology, or entering into a possible joint venture to handle all manufacturing and marketing of ODIN.  No decisions or commitments on this issue have yet been made.

Effect of Existing or Probable Government Regulations

As with THOR, government regulations may impact the market for ODIN.  To the extent end users are government agencies, the terms and conditions of procurement regulations may have a material effect on potential purchases of ODIN by such agencies.  For example, such terms and conditions would likely have a positive effect on sales efforts if they required the target devices to perform to detection and resolution standards that ODIN can achieve but many competing products cannot reach.  If, conversely, factors other than performance are emphasized, such terms and conditions may make our sales efforts more challenging.  The Company cannot anticipate future terms and conditions that will apply to any specific procurement regulations applicable to potential sales of ODIN to government agencies.  Current terms and conditions for purchasing Whole Body Imaging products were announced by the TSA in 2008.

The Company is familiar with those terms and conditions and believes ODIN sales are possible in light of the specifications and other terms and conditions established by the TSA.  Efforts are underway for ODIN’s placement on the TSA’s applicable Qualified Products List (“QPL”), but we do not know when or if ODIN will be placed on the QPL.

The United States (U.S.) Food and Drug Administration’s (FDA) Center for Devices and Radiological Health (CDRH) is responsible for regulating radiation-emitting electronic products.  The CDRH goal is to protect the public from hazardous and unnecessary exposure to radiation from electronic products.  As required by law, the Company has submitted a product report concerning ODIN to the FDA and has received an acknowledgement letter that the report was received.  An acknowledgement of receipt letter is not an approval of a product nor does it mean that a report is adequate.  The FDA has established standards that manufacturers of radiation-emitting electronic products must meet.  The Company believes that ODIN meets those standards and is required to self-certify that it does so.  The FDA does not itself certify products.  For a detailed explanation of the FDA’s requirements, see:

http://www.fda.gov/radiation-emittingproducts/electronicproductradiationcontrolprogram/gettingaproducttomarket/default.htm#3.

The Company otherwise believes that government regulations will not have a material impact on the Company’s production or sale of ODIN, and the Company does not anticipate any change to this in the future.

Additional Disclosure Regarding the Company’s Business

Research and Development Cost Estimate

The Company estimates that during each of 2010 and 2009, it incurred no out of pocket research and development expenses with respect to THOR.  The Company did provide in-kind research and development activities with respect to THOR, as required under the CRADA.

The Company estimates that during 2010 and 2009, it incurred $382 and $30, respectively, on research and development activities with respect to ODIN.

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

Employees

The Company has six current employees, of which two are executive managers, two are administrative and two are engineers,

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

ITEM 1A.   RISK FACTORS.

Risks Relating to an Investment in the Company

Investment in our securities involves a high degree of risk.  Investors should carefully consider the possibility that they may lose their entire investment.  Given this possibility, we encourage investors to evaluate the following risk factors and all other information contained in this report and its attachments, in addition to other publicly available information in our reports filed with the Securities and Exchange Commission (SEC), before engaging in transactions in our securities. Any of the following risks, alone or together, could adversely affect our business, our financial condition, or the results of our operations, and therefore the value of your Company securities.

•

 Because the Company had a net loss of $1,476,650, $2,038,623 and $1,848,755 for the years ended December 31, 2010, 2009 and 2008, respectively, we face a risk of insolvency

•

Until 2009, the Company had never earned substantial operating revenue. We have been dependent on equity and debt financing to pay operating costs and to cover operating losses

•

The auditors’ reports for our December 31, 2010, 2009, 2008, 2007 and 2006 financial statements include additional paragraphs that identify conditions which raise substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Risks Related to the Company’s Business

There is substantial doubt about the Company’s ability to continue as a going concern due to insufficient revenues to cover our operating costs.

Our independent auditors included a going concern paragraph in their reports issued in connection with their audits of our December 31, 2010, 2009, 2008, 2007 and 2006 financial statements.  The auditors noted in their reports that the Company has suffered recurring losses from operations.  The Company had accumulated deficits of $9,782,871 and $8,306,221 as of December 31, 2010 and 2009, respectively.  The Company experienced comprehensive losses from operations of $1,481,029 and $2,038,623 for periods ending December 31, 2010 and 2009 respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

We incurred a net loss for the year end results for each of December 31, 2010 and 2009, respectively.  To the extent that we do not generate revenue from the sale of THOR or ODIN units, or from other sources, then the Company may not have the ability to continue as a going concern.  The financial statements which accompany this report do not include any adjustments that might result from the outcome of this uncertainty.

The sale of our ODIN personnel screening technology and THOR devices in foreign markets are dependent on the approvals of foreign governments, which are out of our control.

The Company’s ODIN personnel screening device and THOR units are being marketed for sale in foreign countries.  Obtaining the permission of foreign governments has been challenging and slow.  Certain countries in the Middle East prohibit non-Muslims from doing business directly with their governments, and we are required to negotiate with government-authorized middle men. This adds an additional layer of bureaucracy that we must penetrate in order to sell our products.  Additionally, selling THOR outside the United States requires an export license from the Department of State.  The Department of State may decline to issue such licenses, especially for sales to certain countries.

Personal privacy concerns may impact sales of ODIN in the United States.

Personal privacy issues may impact sales of ODIN in the United States and certain other countries.  This is because the prototype ODIN provides a near medical quality image that reveals the contours of the person being scanned.    In February 2011, the Transportation Security Administration announced that it was testing new software on its advanced imaging technology machines that enhances privacy by eliminating passenger-specific images and instead auto-detects potential threat items and indicates their location on a generic outline of a person.  We have not yet developed software of that type for ODIN.  Even though the transmission X-ray and near medical quality image generated by ODIN may be useful in safeguarding our airways against threats posed by garment and implant bombs, there is no guaranty that concerns over personal privacy issues will not cause potential customers to not consider purchasing and utilizing ODIN.

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

Because we do not have an exclusive license to develop or market or distribute “Express Inspection” using our private label “ODIN”, we compete against the manufacturer and possibly other competitors who may have units with similar functionality and may be redeveloping them for commercial use.

The manufacturer of the whole body scanner called “Express Inspection,” which offers similar functionality to ODIN, is in Russia.    To our knowledge, no other person or entity outside of Russia or China possesses an Express Inspection unit or possesses an exclusive license to develop or distribute this product in any geographic region other than the Russian Federation or China. Nevertheless, we do not have any exclusive rights with respect to Express Inspection, and it is possible that potential competitors could acquire and develop an Express Inspection unit and compete against us. We have encountered one instance where the Express Inspection manufacturer directly competed with us for an ODIN purchase and sale contract.

Our Ability to Market Body Scanning Technology Products May Depend on Execution of Third Party Agreements or Additional Development

As noted earlier, the Company is currently considering whether to manufacture ODIN directly or entering into a joint venture to handle all manufacturing and marketing of ODIN.  In the event that the Company is unsuccessful in completing a joint venture, the Company will need to develop other software or utilize a fundamentally different alternative technology that it is considering.  The Company is currently negotiating a joint venture agreement and the other parties have recently insisted that it be signed promptly.  While we anticipate that we would be able to reach agreement on the joint venture agreement, we are unable to predict whether that will happen as quickly as the other parties have requested or whether the other parties will, in fact, decline to continue to pursue the joint venture if it is not signed promptly.  If we are unable to enter into a joint venture our ability to continue to market ODIN or other body scanning technology will be impaired or, at a minimum, delayed.

Because our sales of Aerospace Products are concentrated among a few customers, our sales levels could dramatically drop on short or no notice.

With sales limited to a few customers, the Company’s sales volume is vulnerable to drastic shifts should one or more customers sever the business relationship.

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

We are a company with key employees and are dependent on the services of Louis J. Brothers, our president, and Larry K. Wilhide, our vice-president.  Messrs. Brothers and Wilhide are equal shareholders and their combined voting rights are equal to 62.4% of our outstanding common stock.  We do not have employment agreements with them, and losing either of their services would likely have an adverse effect on our ability to conduct business.  Messrs. Brothers and Wilhide serve as Officers and Directors of the Company.  Messrs. Brothers and Wilhide are our founders.  Both men have contributed to the survival and growth of the Company for fifteen years.  Mr. Brothers’ government and scientific contacts are essential to the Company’s ability to diversify its product line, including our ability to license, develop, and market future additional products unrelated to the THOR technology.  Mr. Wilhide’s engineering and drafting capabilities are essential to our ability to manufacture the technology that we license or develop.  Therefore, there is a risk that if either Mr. Brothers or Mr. Wilhide left the Company, there is no guarantee that we could survive.

We cannot predict our future capital needs and may not be able to secure additional funding.

We may need to raise additional funds within the next twelve months in order to fund our installation of manufacturing facilities and distribution network.  If we are unable to achieve sufficient free cash flow from sales of Aerospace Products, customer deposits or other sources, we will likely need to raise additional funds through the sale of equity securities, or debt convertible to equity securities, to public or private investors, which could result in a dilution of ownership interests by the holders of our common stock.  Also, we cannot assure you that we will be able to obtain the funding we deem necessary to sustain our operations.

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

The Costs to Produce and Operate THOR, and the Price at which We May Be Able to Sell it are Uncertain

We have never built nor have we operated a THOR unit in the United States.  While we believe that the materials, technology and labor needed to build a unit will be available at commercially reasonable costs, we do not know for certain just what the total cost will be.  In addition, we do not know just what the operating costs of a THOR unit will be.  We anticipate that we will be able to get a better understanding of those items if we are able to reach agreement with the Idaho Accelerator Center (under the Consulting and Services Agreement framework referenced above) to build and operate a unit.  In addition, while we believe that the benefits offered by THOR will be both unique and of great value so customers will not be particularly price sensitive, we do not know whether we will be able to sell THOR units at a reasonable profit in excess of our costs.

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

Under the “SAFETY Act” provisions of The Homeland Security Act of 2002, the federal government provides liability limitations and the “government contractor” defense applies if the Department of Homeland Security “designates” or “certifies” technologies or products as “qualified anti-terrorism technologies,” and if certain other conditions apply.  We may seek to qualify some or all of our products and technologies under the SAFETY Act’s provisions in order to obtain such liability protections, but there is no guarantee that the U.S. Department of Homeland Security will designate or certify our products and technologies as a qualified anti-

terrorism technology.  To the extent we sell products not designated as qualified anti-terrorism technology, we will not be entitled to the benefit of the SAFETY Act’s cap on tort liability or U.S. government indemnification.  Any indemnification that the U.S. government may provide may not cover certain potential claims.

We do Business Outside of the United States Which Subjects Us to Risks Associated with International Activities.

A portion of the sales of our Aerospace Products are to customers outside the United States.  We also expect that there may be substantial markets outside the United States for sales of our ODIN and THOR products. Prospective customers for ODIN and THOR include foreign governments. The future success of our international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, termination, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes   on foreign subsidiaries). Changes in exchange rates may also adversely affect our future results of operations and financial condition.

In addition, to the extent we engage in operations and activities outside the United States, we are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials or their agents for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company.  The FCPA applies to companies, individual directors, officers, employees and agents.  Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives.  Violation of the FCPA could result in substantial civil and/or criminal penalties.

While we do not believe that we have violated the FCPA, if the SEC and/or the Department of Justice (“DOJ”) conclude that we have, they could assert that there have been multiple violations of the FCPA, which could lead to multiple fines.  The amount of any fines or monetary penalties would depend on, among other factors, the amount, timing, nature and scope of any improper payments, whether any such payments were authorized by or made with knowledge of the Company or its affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided to the government authorities during the investigations.  Negotiated dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms agreed upon with the SEC and DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring future FCPA compliance.  Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries.  Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business, prospects, operations, financial condition and cash flow.

A shareholder has threatened to send a letter to the Board demanding the removal of certain officers of the Company and other relief

A shareholder claiming to represent a group of shareholders has threatened to send a letter to the Board of Directors (and file the letter with the SEC as part of a Schedule 13D), demanding that certain officers of the Company be removed and further demanding additional information regarding compensation, the appointment of an interim CEO approved by the shareholder group and “an analysis of any possible criminal activity”, the basis for which is unspecified.  The shareholder, who claims to not yet be represented by counsel, further demands that unless he receives a response from an independent committee of the Board, he will file a class action lawsuit.  The Company is unable to predict what actions, if any, this shareholder and others associated with him might take.

Risks Related to Investment

We expect the price of our common stock to be volatile. As a result, investors could suffer greater market losses than they might experience with a more stable stock.

The stock markets generally, and the Over-The-Counter (“OTC”) Bulletin Board in particular, have experienced extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of a particular company.  For example, since the beginning of 2009 our stock went from a low price of about 8 cents per share to a high price of approximately $2.86 per share and closed on March 25, 2011 around $1.22 per share.  Certain shareholders have expressed concern over the marked decline in the stock price.  These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate or international currency fluctuations, may adversely affect the market for the common stock of the Company.  In the past, class action litigation has often been brought against companies after periods of volatility in the market price of their securities.  If such a class action suit is brought against the Company, it could result in substantial costs and a diversion of management’s attention and resources, which would hurt business operations.

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

As of December 31, 2010, there are 1,428,574 Class D warrants and 1,300,000 Class F warrants outstanding that remain unexercised.  It is our belief that warrant holders may begin to exercise their warrants and sell their underlying shares at such time (if any):  when the Company begins selling its ODIN units, when the Company receives its first contract to sell THOR LVX units; or upon the occurrence of other factors triggering warrant exercises, provided that the price of our common stock exceeds the strike price on outstanding warrants.  Regardless of the conditions or events that trigger the exercise of the warrants, if a large warrant exercise event occurs, there will certainly be an increase in supply of our common stock available and a corresponding downward pressure on our stock price.  The sales may also make it more difficult for the Company or its investors to sell current securities in the future at a time and price that the Company or its current investors deem acceptable or even to sell such securities at all.  The risk factors discussed in this “Risk Factors” section may significantly affect the market price of our stock.  A low price of our stock may result in many brokerage firms declining to deal in our stock.  Even if a buyer finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of this stock as collateral for loans.  Thus, investors may be unable to sell or otherwise realize the value of their investments in our securities.

In addition to the outstanding warrants discussed above, we also previously issued a total of 3,000,000 Class A Warrants at an exercise price per share to Coast to Coast Equity Group, Inc. (“CTCEG”) as follows: 1,000,000 shares at the exercise price of $1.00 per share, 1,000,000 shares at the exercise price of $1.50 per share and 1,000,000 shares at the exercise price of $2.00 per share.  CTCEG assigned its right to purchase 200,000 shares at the exercise price of $1.00 per share to a third party, who purchased 200,000 shares, leaving 2,800,000 in Class A Warrants. Those warrants expired by their terms on May 14, 2009, but CTCEG has taken the position that, along with certain related agreements, they were extended until May 14, 2010 by the Company.  The Company is currently in litigation with CTCEG which includes a claim by CTCEG that the warrants did not expire until May 14, 2010 and the Company cannot provide any assurance that CTCEG will not prevail and then exercise those warrants.  However, the Company believes the class A warrants expired because the Warrant Agreement was never modified in writing to extend the warrants’ expiration date, as is required by the Warrant Agreement’s terms.  The financial statements included in this Form 10-K were prepared as if such warrants were no longer outstanding.

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

Potential investors should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  These patterns include

•

control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer:

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

Our independent auditors have communicated to management their findings that material weaknesses exist in our internal controls over financial reporting as follows: 1) lack of segregation of duties; 2) lack of qualified accounting personnel working as direct employees.  We are investigating how best to correct the material weaknesses identified.  In the event we become a so-called “accelerated filer” for SEC reporting purposes, we would be required to obtain and file with the SEC an attestation report on our internal controls from auditors.  To obtain such a report, we would need to correct the material weaknesses currently identified in our internal controls.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company does not own or lease a manufacturing facility for production of THOR, but it intends to build, lease or otherwise acquire at least one assembly facility in the United States for that purpose.  The Company has located several suitable sites and once a demonstration unit has been completed and is functioning in the United States, the Company intends to commence negotiations for a lease and / or facility construction.

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

The Company’s headquarters office operates from leased space.   The Company leases 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky.   The term of the lease is for five years beginning on the first day of September, 2006 and ending on the last day of August, 2011.  The annual base rent increases every 12 months starting at approximately $40,484 and ending at approximately $53,730.  Under the terms of the lease, additional rent for operating expenses of the building shall also be payable by the Company at a pro rata share deemed to be 0.928%.  These expenses are anticipated to increase at a rate of 3% per year.  Minimum annual lease payments are: $43,387 for 2007; $49,680 for 2008; $51,163 for 2009; $52,695 for 2010; and $35,820 for 2011.  Therefore, the Company’s minimum cumulative lease obligation is $232,745 for the full five year lease period.  The Company has not decided whether it will vacate the premises upon expiration of the lease or seek to renew the lease terms.

On December 1, 2007, the Company entered into a lease of 2,700 square feet of rentable space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky. The lease expired at the end of 2010 but was extended one year to the end of 2011.

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended December 31, 2010 and 2009 was $97,407 and $101,814.

In the opinion of Management, the Company’s property and equipment are adequately insured under its existing insurance policy.

ITEM 3.  LEGAL PROCEEDINGS.

William A. Rothstein vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Louis J. Brothers, Civil Action No. 09-0918071 Toomey (UT 3d Jud. Dist.)

On October 30, 2009, the Company and its president and director Louis J. Brothers were both named as defendants in a civil complaint filed on that date in the Third Judicial District Court in and for Salt Lake County, Utah by shareholder William A. Rothstein. The complaint has been served on Mr. Brothers and the Company. The five-count complaint alleges that the defendants committed fraud, violated the Utah Uniform Securities Act (Ut. Code Ann. §61-1-1, et seq.), made negligent misrepresentations, breached a fiduciary duty to shareholders, and breached a settlement agreement and seeks unspecified compensatory and punitive damages and attorney’s fees.  The complaint alleges that Mr. Brothers misrepresented the timetable in which the Company’s THOR LVX technology would receive government approvals and the number of Department of Energy employees working on the THOR project and thereby induced plaintiffs to invest in the Company’s securities in 2006.  The Company and Mr. Brothers filed a motion to dismiss the complaint based upon the Utah court’s lack of personal jurisdiction over the Company and Brothers.  The Honorable Judge Kate Toomey denied the motion to dismiss on December 13, 2010; Mr. Brothers and the Company filed an answer to the complaint denying all claims.  The Company cannot provide any assurances on the outcome of the matter.

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

A Motion to Dismiss was filed in response to the Complaint.  A Consent Order was entered on Jan. 14, 2010, allowing CTCEG to file an Amended Complaint.  A Motion to Dismiss was filed in response to the Amended Complaint.  On May 20, 2010, the Court granted CTCEG leave to file a third amended complaint, which abandons the claims in the original complaint except for breach of contract based on allegations of failure to pay expenses under the above referenced consulting agreement.  The First Amended Complaint ("Complaint") alleges failure to pay a $42,000 promissory note payable to CTCEG.  (This claim has been resolved and will be dismissed with prejudice.)

The Complaint also contains a claim for breach of the 2006 Warrant Agreement in that the Company failed to issue stock for warrants which the Company contends expired in May, 2009.  The Complaint contains a claim for promissory estoppel, alleging that Mr. Brothers orally, and in SEC filings, agreed to extend the Warrant Agreement and is estopped to deny such promises.  A claim for non-dilution damages is also included, based on allegations that the 2006 Registration Rights Agreement was also extended to May 2010 and CTCEG is therefore entitled to have additional shares issued because the Company sold additional stock in 2008 and 2009.  The Complaint contains a claim for promissory estoppel, alleging that Mr. Brothers orally, and in SEC filings, agreed to extend the Registration Rights Agreement and is estopped to deny such promises.  The last claim is for tortious interference with a contractual relationship, alleging Mr. Brothers, presumably in his individual capacity, interfered with CTCEG's contractual rights under the Warrant Agreement, Registration Rights Agreement and Consulting Agreement.

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

On or about May 7, 2010, George Frudakis commenced the above titled action against the Company and Lou Brothers.  The Complaint sets forth the exact same causes of action as in the Coast to Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc. and Lou Brothers, described above, with the exception that the Frudakis matter does not include a claim for breach of contract based upon the Consulting Agreement.  The Company and Brothers deny all allegations and have filed a motion to dismiss the complaint and a motion to consolidate the Frudakis and Coast to Coast cases into a single proceeding.  The Court has granted a motion to consolidate the cases for discovery purposes and has reserved as to consolidation for trial.   The Company and Lou Brothers intend to file appropriate Affirmative Defenses and Counterclaims, and possible third-party claims, in the event the Court denies the Motion to Dismiss.  However, the Company cannot provide assurances as to the outcome of the matter.

Arbitration Claim filed by Advanced Technology Development, Inc.

During the period between July 9th and 13th of 2010, the Company, Louis J. Brothers and Larry K. Wilhide were served by mail courier with a Statement of Claim (“Statement”) filed with the American Arbitration Association by Advanced Technology Development, Inc. (“ATD”).  Summarizing in general terms, ATD’s arbitration claims one through four are based upon allegations the Company failed to perform or pay ATD for goods pursuant to two separate supply contracts. Claims five through eight are based upon the Company’s activities in the promotion and sale of the ODIN imaging device.  Claims nine through thirteen are based upon the Company’s alleged misuse of ATDs’ “ULDRIS” mark.  The final claim seeks injunctive relief.  The nature of the claims is discussed in greater detail in the Subsequent Events discussion of the Company’s Form 10-Q filed for the second quarter of 2010.

The parties agreed to the appointment of Phillip D. O’Neil, Jr. as the Sole Arbitrator and are presently conducting limited discovery in accordance with arbitration rules.  The arbitration hearing is scheduled for April 27, 2011.

ITEM 4.  [RESERVED]

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

As of March 31, 2011, we had approximately 1,400 shareholders of record.   The Company has one class of common stock, $0.001 par value per share, and has 100,000,000 authorized shares.   The common stock holds voting rights of one vote per share, is entitled to dividends when and if declared out of funds legally available therefore, but has no preemptive rights.  In each of the two most recent fiscal years we did not issue or declare any dividends; in 2010, we issued stock options pursuant to the Company’s 2008 Equity Incentive Plan.

During 2010 and 2009, in each quarterly period the high and low price per share transacted on the OTC Bulletin Board of our common stock was:

FOURTH QUARTER 2010
Date	BID	HIGH/LOW †
11/08/10	$2.15	HIGH BID
11/26/10	1.27	LOW BID
THIRD QUARTER 2010
Date	BID	HIGH/LOW †
07/12/10	$2.07	HIGH BID
08/17/10	1.15	LOW BID
SECOND QUARTER 2010
Date	BID	HIGH/LOW †
05/11/10	$2.76	HIGH BID
06/25/10	1.41	LOW BID
FIRST QUARTER 2010
Date	BID	HIGH/LOW †
03/15/10	$2.86	HIGH BID
01/06/10	0.07	LOW BID
FOURTH QUARTER 2009
Date	BID	HIGH/LOW †
12/31/09	$0.91	HIGH BID
11/01/09	0.17	LOW BID
THIRD QUARTER 2009
Date	BID	HIGH/LOW †
8/6/09	$0.30	HIGH BID
7/30/09	0.12	LOW BID
SECOND QUARTER 2009
Date	BID	HIGH/LOW †
06/22/09	$0.35	HIGH BID
05/12/09	0.10	LOW BID
FIRST QUARTER 2009
Date	BID	HIGH/LOW †
03/11/09	$0.50	HIGH BID
02/25/09	0.08	LOW BID

Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

†Source: www.finance.yahoo.com

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,050,000	--	5,950,000(1)
Equity compensation plans not approved by security holders	--	--	--
Total	4,050,000	--	5,950,000(1)

  (1) On September 13, 2010, the Board of Directors issued 4,050,000 stock options to key employees and consultants pursuant to the 2008 Equity Incentive Plan previously approved by the stockholders.

Recent Sales of Unregistered Securities

During 2009 and 2008, we sold securities in various private, unregistered transactions. Neither the Company nor any person acting on its behalf offered or sold securities by any form of general solicitation or general advertising. The purchasers were known to management or were known to business associates of management. No underwriting discounts or commissions were paid to any party by the Company.

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

Warrants

As previously disclosed, between 2006 and 2009, the Company has issued Class A, B, C, D, E, F, and G warrants.  The Company on occasion has previously referred to Class C, Class D, Class F, and Class G warrants as Series C, Series D, Series F and Series G warrants, respectively.  These warrants were issued in a private transaction exempt from registration pursuant to pursuant to Section 4(2) of the Securities Act and Regulation D Rule 506.

Our Class A warrants expired on May 14, 2009.  Language in prior filings inadvertently and mistakenly implied that these warrants had been extended until May 13, 2010, but no such extension was ever effected in writing, as is required by the Warrant Agreement dated July 6, 2006.  CTCEG, the holder of those warrants, believes that the expiration date of those warrants was extended and has attempted to exercise those Warrants.  The Company rejected that attempt and the matter is currently in litigation.

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

Liquidity and Capital Resources

Between January 1, 2010 and December 31, 2010, our capital requirements have largely been met through sales of products other than THOR or ODIN. We recorded sales of $18,675,269 from the sale of various products in 2010.  We anticipate that income from sales of such products will be sufficient to finance our ongoing capital requirements in 2011. To the extent we make sales of ODIN or THOR systems in 2011, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems.  However, it is uncertain whether customers will agree to such terms in purchasing either product. The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years and had a comprehensive loss of $1,481,029 for the year ended December 31, 2010.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the year ended December 31, 2010, we received cash proceeds of $16,782,487 from sales of various products, $335,365 from customer deposits, and $245,714 from amounts paid to exercise warrants resulting in the issuance of common stock.  For the year ended December 31, 2009 we received cash proceeds of $3,103,615 from revenues, $858,400 from deferred revenues and $337,500 from sales of our common stock.

For the year ended December 31, 2010 we issued 6,631,854 shares of our common stock primarily as the result of the exercise of previously issued warrants and note conversions.  For the year ended December 31, 2009 we issued 3,273,571 shares of our common stock.

Management intends to finance our 2011 operations primarily with the revenue from product sales.  Any cash shortfalls will be addressed through equity, debt financing or commercial loans, if available. Management expects revenues will be realized to support operations in 2011. We may need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We have sufficient contracts in place to meet our expected cash requirements for 2011. We anticipate that any capital raised in 2011 will be primarily for the purpose of expanding operations.

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and a 12 month non-cancelable operating lease, expiring August 2011 and December 2011, respectively. Base rent is $5,807 per month with an annual rent escalator of 3%. At December 31, 2010, future minimum payments for operating leases related to our office and manufacturing facilities were $53,370 through December, 2011.

Our total current liabilities increased to $3,378,922 at December 31, 2010 compared to $2,334,561 at December 31, 2009. Our total current liabilities at December 31, 2010 included accounts payable of $2,029,425, accrued expenses of $30,886, deferred revenue of $1,193,765, and a loan from shareholder of $124,846.

Results of Operations

The following discussions are based on the audited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the year ended December 31, 2010, and 2009, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-K for the year ended December 31, 2010.

SUMMARY COMPARISON OPERATING RESULTS

	Year ended December 31,
	2010	2009
Gross Profit	$2,597,638	$259,750
Total operating expenses	3,461,059	1,647,415
Income (loss) from operations	(863,421)	(1,387,665)
Total other income (expense)	(613,229)	(650,958)
Net loss	(1,476,650)	(2,038,623)
Other comprehensive loss	(4,379)	-
Comprehensive loss	$(1,481,029)	$(2,038,623)
Net loss per share	$(0.02)	$(0.04)

To date, no revenues have been attributable to sales from ODIN or THOR.  All sales for 2010 and 2009 have been for Aerospace Products.  We have experienced a significant increase in revenues in 2010 due to an increase in efforts in this area.

Our operating expenses have generally increased for the year ended December 31, 2010, compared with the year ended December 31, 2009.  The major components of our operating expenses consisted of selling and administrative expenses, share-based payments and warrant expense.  For the years ended December 31, 2010 and 2009, our selling and administrative expenses were $1,596,780 and $1,168,642; our share-based payment expenses were $1,864,279 and $32,550; and the warrant expense was $-0- and $446,223.  Share-based payments increased primarily due to stock options granted in September 2010.

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.

For future sales of ODIN and THOR, it is expected customer acceptance, which may include testing, will also be required for revenue recognition.  In May 2010, the Company issued a press release indicating sales through Valley Forge Imaging Systems.  The products sold were for aerospace imaging applications and were not an ODIN device.  Accordingly, the Company later determined to account for these revenues as aerospace sales.

The following chart provides a breakdown of our sales in 2010 and 2009.

	December 31,	December 31,
	2010	2009
Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	18,675,269	3,202,815
Valley Forge Imaging, Inc.	-	-
Valley Forge Emerging Technologies, Inc.	-	-
Totals per financial statements:	$18,675,269	$3,202,815

Our total operating expense was $3,461,059 and $1,647,415 for the year ended December 31, 2010 and 2009.

Our average monthly cost of operations from January 2010 through December 2010 was approximately $288,000. Excluding aggregate non-cash charges of $68,530 for depreciation, and $1,864,279 for share-based payments, our average monthly cost of operations from January 2010 through December 2010 was approximately $127,000.

As of December 31, 2010, we had $585,549 in cash remaining as well as $504,063 of marketable securities.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for eight months, at which time we will have to obtain additional capital funding in the absence of obtaining additional cash from other sources. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from any sales of ODIN units; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources or continued sales of our standard products. While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. That demonstration unit has been returned, no sales occurred, although the unit performed according to specifications, and we do not have a forecast of how long it may take to realize revenues from any sales of such units.

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

Subsequent Events

The Company made a $25,000 payment to Mr. Brothers on January 24, 2011 as partial repayment of a promissory note evidencing a loan Mr. Brothers made to the Company.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, security deposits, accounts receivable, amount due to shareholders, accounts payable, and  convertible debt.  Except as discussed in Note 9, the carrying values of these financial instruments approximate the fair value due to their short term maturities.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured. See Note 7 to the financial statements for discussion of deferred revenue.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Reports of Independent Registered Public Accounting Firms	32-33
Consolidated Balance Sheets as of December 31, 2010 and 2009	34
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	35
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2010 and 2009	36
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	37
Notes to Consolidated Financial Statements	38-53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Valley Forge Composite Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Valley Forge Composite Technologies, Inc. and subsidiaries (the Company) as of December 31, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Valley Forge Composite Technologies, Inc. and subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Mountjoy Chilton Medley LLP

Louisville, Kentucky

April 8, 2011

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

/s/ R.R. Hawkins & Associates International, PSC

April 13, 2010

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd.  , Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707  F: 310.553.5337

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	Dec 31, 2010	Dec 31, 2009

ASSETS
Current assets:
Cash	$585,549	$1,492,135
Marketable securities	504,063	--
Accounts receivable	1,991,902	99,120
Inventories	999,952	151,300
Prepaid expenses and other	47,852	104,285
Deposits with vendors	21,000	21,000
Total current assets	4,150,318	1,867,840
Property and equipment, net	274,405	211,821
Non-current assets:
Security deposits	5,535	5,535
Loan fees, net	--	129,843
Total non-current assets	5,535	135,378

Total Assets	$4,430,258	$2,215,039

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,029,425	$1,164,030
Accrued expenses and other	30,886	53,573
Deferred revenue	1,193,765	858,400
Convertible debenture	--	42,000
Due to shareholder	124,846	216,558
Total current liabilities	3,378,922	2,334,561
Long-term debt, net	--	458,107
Shareholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares authorized; 61,320,774 and 54,688,920 issued and outstanding December 31, 2010 and 2009	61,321	54,689
Additional paid-in capital	10,777,265	7,673,903
Accumulated deficit	(9,782,871)	(8,306,221)
Accumulated other comprehensive income (loss)	(4,379)	--
Total shareholders' equity (deficit)	1,051,336	(577,629)

Total Liabilities and Shareholders' Equity (Deficit)	$4,430,258	$2,215,039

See accompanying notes.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended Dec 31, 2010	Year ended Dec 31, 2009
Sales	$18,675,269	$3,202,815
Cost of sales	16,077,631	2,943,065

Gross Profit	2,597,638	259,750

Costs and expenses
Selling and administrative expenses	1,596,780	1,168,642
Share-based payments	1,864,279	32,550
Warrant expense	--	446,223
Total expenses	3,461,059	1,647,415

Loss from operations	(863,421)	(1,387,665)

Other non-operating income (expense)
Interest expense	(684,365)	(664,789)
Legal settlement	62,441	13,750
Investment income	8,695	81

Net loss	(1,476,650)	(2,038,623)

Other comprehensive loss
Unrealized loss on marketable securities	(4,379)	--

Comprehensive Loss	$(1,481,029)	$(2,038,623)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding: basic and diluted	59,281,322	53,011,122

See accompanying notes.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock	Number of Shares	Additional Paid-in Capital	Accumulated Deficit	Accumu- lated Other Compre- hensive Loss	Total

BALANCE AT JANUARY 1, 2009	$ 51,415	51,415,349	$ 6,710,904	$(6,267,598)	$ --	$ 494,721

Stock issued for note conversions	429	428,571	149,571	--	--	150,000

Stock issued for services	120	120,000	28,680	--	--	28,800

Stock based compensation	25	25,000	3,725	--	--	3,750

Proceeds from sale of common stock	2,700	2,700,000	334,800	--	--	337,500

Warrant expense	--	--	446,223	--	--	446,223

Net loss for 2009	--	--	--	(2,038,623)	--	(2,038,623)

BALANCE AT DECEMBER 31, 2009	54,689	54,688,920	7,673,903	(8,306,221)	--	(577,629)

Proceeds from exercise of warrants	1,229	1,228,571	244,486	--	--	245,715

Stock issuance from cashless exercise of warrants	2,486	2,486,139	(2,486)	--	--	--

Stock issued for note conversions	2,857	2,857,144	997,143	--	--	1,000,000

Stock issued for services	60	60,000	118,140	--	--	118,200

Option based compensation	--	--	1,746,079	--	--	1,746,079

Unrealized loss on securities	--	--	--	--	(4,379)	(4,379)

Net loss for 2010	--	--	--	(1,476,650)	--	(1,476,650)

BALANCE AT DECEMBER 31, 2010	$ 61,321	61,320,774	$ 10,777,265	$(9,782,871)	$ (4,379)	$1,051,336

See accompanying notes.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended Dec 31, 2010	Year ended Dec 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,476,650)	$(2,038,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	198,373	140,907
Amortization of debt discount	541,893	469,660
Fair value of warrants	--	446,223
Stock based compensation	--	3,750
Stock issued for services	118,200	28,800
Options issued for compensation	1,746,079	--
Change in operating assets and liabilities
(Increase) decrease in operating assets:
Increase in accounts receivable	(1,892,782)	(89,628)
(Increase) decrease in inventories	(848,652)	73,700
Decrease in prepaid expenses and other	56,433	98,717
Increase (decrease) in operating liabilities:
Increase in accounts payables	865,395	973,733
Decrease in accrued expenses and other	(22,687)	(2,987)
Increase in deferred revenue	335,365	858,400
Net Cash Provided By (Used In) Operating Activities	(379,033)	962,652

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(508,442)	--
Purchases of equipment	(131,114)	(3,196)
Net Cash Used In Investing Activities	(639,556)	(3,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	245,715	--
Proceeds from issuance of common stock	--	337,500
Repayment of convertible debenture	(42,000)	--
Repayments to shareholder	(91,712)	(110,000)
Net Cash Provided by Financing Activities	112,003	227,500

NET INCREASE (DECREASE) IN CASH	(906,586)	1,186,956
CASH AT BEGINNING OF PERIOD	1,492,135	305,179
CASH AT END OF PERIOD	$585,549	$1,492,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes paid	$--	$--
Interest paid	$64,808	$113,204

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for note conversion	$1,000,000	$150,000

See accompanying notes

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Valley Forge Composite Technologies, Inc., a Florida corporation, is headquartered in Covington, Kentucky and operates within the following wholly-owned subsidiaries (collectively, “The Company”) (all Florida corporations):

•

Valley Forge Detection Systems, Inc. (“VFDS”) – Development of advanced detection systems, as further described below.

•

Valley Forge Aerospace, Inc. (“VFA”) – Design and manufacture of attitude control instruments for small satellites, in particular, mini momentum reaction wheels based on VFA’s proprietary composite and bearing technology.  This represents all of the Company’s revenues during 2010 and 2009.

•

Valley Forge Imaging, Inc. (“VFI”) – Market and sell personnel screening devices known as ODIN.

•

Valley Forge Emerging Technologies, Inc. (“VFET”) – Evaluates other scientific technologies not matching the Company’s aerospace and anti-terrorism business segments for potential commercialization.

During 2010 and 2009, the Company won numerous contracts to produce momentum wheels and various other mechanical devices for special projects.  This represents all of the Company’s revenues during these periods.  In recent years, the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).  The development and commercialization of THOR is the present focus of VFDS.

Former Shell Company

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation and public company (“QC1”) entered into a share exchange agreement with the then shareholders of Valley Forge Composite Technologies, Inc. (“VF”). Under the share exchange agreement, the VF shareholders gained control of QC1.  For financial accounting purposes, the exchange of stock was treated as a recapitalization of VF with the former shareholders of QC1 retaining approximately 11% of the public company.  Prior to the merger, QC1 was a reporting shell corporation with no operations. The share exchange was approved by QC1 and its sole shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and by VF’s board of directors and a majority of its shareholders.   QC1 changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Accounting Standards Codification (“ASC”) as produced by the Financial Accounting Standards Board (“FASB”) is the sole source of authoritative GAAP.  The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

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

Comprehensive Income (Loss)

The Company follows the ASC for reporting comprehensive income (loss).  Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company’s item of other comprehensive loss is the unrealized loss on marketable securities.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, accounts receivable, security deposits, due to shareholders, accounts payable, and convertible debt.  Except as disclosed in Note 9, the carrying value of these financial instruments approximates their fair value due to their short term maturities.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, the Company held no cash equivalent securities.

Marketable Securities

The Company’s marketable securities include a mutual fund investment which is classified as available for sale.  Securities classified as available for sale are carried in the financial statements at fair value.  Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported in other comprehensive income (loss).

Accounts receivable

Receivables are based on contracted prices and are considered past due when the due date has expired.  Typically, receivables are due with 14-45 days.  The Company sells to customers using credit terms customary in its industry.  Credit is based on the credit worthiness of the customer and collateral is generally not obtained.  Receivables are reviewed for collectability when they become past due.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company provides estimated uncollectible accounts based on prior experience and review of existing receivables.  There was no allowance for doubtful accounts at December 31, 2010 and 2009.

Inventories

The Company accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	December 31	December 31
	2010	2009

Raw materials	$609,900	$-0-
Work in process	6,738	-0-
Finished goods	383,314	151,300
	$999,952	$151,300

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Computers and equipment        5 - 15 years

Furniture and fixtures                       7 years

Demonstration units

    5 years

Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

Loan Fees

Loan fees are stated at cost.  Amortization of loan fees is included in interest expense and calculated using the straight-line method over the term of the loans.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.  See note 7 for discussion of deferred revenue.

For future sales of ODIN and THOR, it is expected customer acceptance, which may include testing, will also be required for revenue recognition.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company are included in cost of sales, and shipping charges billed to the customer are included in net sales in the accompanying statements of operations.

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

Warranties

The Company warrants that Aerospace goods delivered under its customer arrangements will conform to applicable technical standards and specifications and will be free from material and manufacture defects.  The warranty period is one year and extends to goods subject to normal use by the customer, as defined.  Management does not believe any significant warranty exposure exists at December 31, 2010.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred, until such time as management determines the project will have a future use and at that time, such development costs are capitalized and amortized over their useful life.  Research and development expense, is included in selling and administrative expenses, and was insignificant in 2010 and 2009.

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

The FASB has issued new standards, contained in the ASC, clarifying the accounting for uncertainty in income taxes recognized in annual financial statements for fiscal years beginning after December 15, 2008.  These standards require recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach.  The Company adopted these standards at the beginning of 2009 with no material impact on its financial statements.

The Company’s policy for interest and penalties on material uncertain tax positions recognized in the financial statements is to classify as interest expense and operating expense, respectively.  The Company assessed its tax positions for all open tax years and concluded that they have no material liabilities to be recognized at this time.  The Company is no longer subject to federal, state, and local examination by tax authorities for tax years before 2007.

Advertising

Advertising costs are expensed as incurred.  For the years ended December 31, 2010 and 2009 advertising expense was $61,814 and $143,815, respectively.

Loss per common share

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the periods below, the Company excludes potentially dilutive securities such as convertible warrants and the convertible debenture from the loss per share calculations as their effect would have been anti-dilutive.

The following sets forth the computation of earnings per share.

		For the Year Ended December 31,
		2010		2009
Net loss		$(1,476,650)		$(2,038,623)
Weighted average shares outstanding		59,281,322		53,011,122
Loss per share - basic and diluted	$	( .02)	$	( .04)

The Company’s common stock equivalents include the following:

	December 31,	December 31,
	2010	2009
Class C Warrants	-	2,146,667
Class D Warrants	1,428,574	1,857,146
Class F Warrants	1,300,000	1,900,000
Class G Warrants	-	800,000
Options	4,050,000	-
Total common stock equivalents	6,778,574	6,703,813

On January 29, 2010 individual investors exercised 600,000 Class F Warrants and received 534,624 shares of common stock.

On February 16, 2010 individual investors exercised 428,572 Class D Warrants and received 428,572 shares of common stock.

On March 29, 2010 individual investors exercised 800,000 Class G Warrants and received 800,000 shares of common stock.

 On June 30, 2010, the Company issued 1,951,515 shares of common stock following the cashless exercise of 2,146,667 MKM Class C Warrants.

 On September 3, 2010 the Company issued 4,050,000 stock options. See Note 12 for further details.

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

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform with 2010 presentation.  The reclassifications have no impact on net loss or retained deficit.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,782,871 at December 31, 2010, net losses in the year ended December 31, 2010 of $1,476,650 and cash used in operations during the year ended December 31, 2010 of $379,033. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

The Company also seeks the acquisition, development, and commercialization of other advanced technologies. The ultimate success of the Company in attaining sustainable profitability and positive cash flow from operations is dependent upon the successful development and commercialization of these advanced technologies including the THOR and ODIN systems together with obtaining sufficient capital or financing to support management plans. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues are adequate to meet its needs.

NOTE 3 – MARKETABLE SECURITIES

The cost and fair value of marketable securities are as follows:

December 31, 2010	Amortized Cost	Unrealized Loss	Fair Value
Available for sale equity securities	$508,442	$4,379	$504,063

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding losses on available-for-sale securities in the amount of $4,379 for the year ended December 31, 2010 have been included in other comprehensive loss.

The ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value.  GAAP establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

At December 31, 2010, marketable securities consisted of an exchange traded bond fund that was measured using the Level 1 valuation hierarchy.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	December 31,	December 31,
	2010	2009
Computers and equipment	$135,065	$55,871
Furniture and fixtures	49,564	49,564
Demonstration units	296,010	244,090
	480,639	349,525
Less accumulated depreciation	(206,234)	(137,704)
	$274,405	$211,821

Depreciation expense for the years ending December 31, 2010 and 2009 was $68,530 and $62,679.

The Company has incurred $51,920 of capitalized THOR costs, recorded in demonstration units, still under construction and not amortized as of December 31, 2010.  Demonstration units also includes an ODIN unit available for testing by customers.

NOTE 5 – LOAN FEES

Loan fees are summarized below:

	December 31,	December 31,
	2010	2009

Loan fees	$234,685	$234,685
Less accumulated amortization	(234,685)	(104,842)
	$--	$129,843

Amortization expense for the years ending December 31, 2010 and 2009 was $129,843 and $78,228.

Loan fees are being amortized over the terms of the loans which are 36 months.  When a convertible note is converted to shares, any unamortized loan fees are expensed.

NOTE 6 – ACCOUNTS PAYABLE

The Company’s current accounts payable include $10,863 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 11.39% per annum and call for total minimum monthly installment payments of $106 as of December 31, 2010. However, since amounts may be due on demand, it is the Company’s intent to pay such balances in their entirety during 2011; such amounts have been classified as current.

The remaining accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $2,017,212 of trade accounts and other of $1,350.

The Company’s 2009 accounts payable include $5,393 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 16.78% per annum and call for total minimum monthly installment payments of $80 as of December 31, 2009.  Since amounts may be due on demand, the Company paid the balances in their entirety during 2010; the amounts were classified as current.

The remaining accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $1,158,637.

NOTE 7 – DEFERRED REVENUE

The Company has received $1,193,765 and $858,400, at December 31, 2010 and 2009, respectively, in cash for orders it intends to ship in the following six months.  Per the Company’s revenue recognition policy (see note 1), the revenue will be recognized when goods have been shipped to the customer.  Beginning in December 2010, the Company ceased the requirement of an advance payment on customer orders.

NOTE 8 - CONVERTIBLE DEBENTURE

On August 11, 2006, the Company issued a convertible debenture to CTCEG (Note 1), in the amount of $42,000 in exchange for cash received.  The stated interest rate is 4% per annum and the original maturity was extended to August 11, 2010.

During the third quarter of 2010, the Company made a payment of $49,134 against the amounts owed to CTCEG.  Of that payment $7,134 was applied to accrued but unpaid interest, and the remaining $42,000 was applied to reduce the principal amount owed to CTCEG.

NOTE 9 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM"). The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants contained an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Class C Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Class C warrants were valued and recorded at $500,000.  Accordingly, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $250,685 and $166,667 to interest expense during the years ended December 31, 2010 and 2009, respectively.

On March 22, 2010, MKM converted the entire amount of the $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM and other parties.  The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants contained an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Class D Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Class D warrants were valued and recorded at $650,000.  Accordingly, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $291,209 and $302,992 to interest expense during the years ended December 31, 2010 and 2009, respectively.

On September 29, 2009, the unrelated individual investors converted their $150,000 note into 428,571 shares of common stock at a conversion price of $0.35 per share.

On March 22, 2010, MKM converted the remaining $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

The promissory notes are as follows:

	December 31,	December 31,
	2010	2009
Notes payable	$1,000,000	$1,150,000
Less: principal conversions	1,000,000	150,000
Notes payable outstanding at December 31, 2010 and 2009	--	1,000,000
Less: unamortized discount on notes payable	--	(541,893)
Notes payable, net	--	458,107
Less current portion	--	--
Notes payable, net of discount of $-0- and $541,893, less current portion	$--	$458,107

NOTE 10 – SHAREHOLDERS’ EQUITY

On July 6, 2006 the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG (Note 1).  These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  The Company believes all of the Class A warrants expired on May 14, 2009. CTCEG is disputing whether these Class A warrants have expired.

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

The Company established a price protection provision relating to the selling unit holders of the private placement securities named in the registration statement. The provision states that parties to the agreement are entitled to receive additional stock or warrants if the Company sells shares of stock or warrants for less than $1.00 per share of common stock and $1.50 per warrant prior to the time limitations specified which are one year from the effective date of the Registration Statement for common stock issued and six months from the effective date of the Registration Statement for warrants issued. The Company did not offer any additional securities that would have caused this provision to become effective prior to the applicable time limitations of the provisions, which expired in May 2008. Accordingly, the Company believes that the price protection provision had no accounting impact.

CTCEG, and Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly the shareholders of Quetzal Capital Funding 1, Inc.), were previously protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement, mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, expired on May 14, 2009.  Language in prior filings inadvertently and mistakenly implied that these non-dilution rights had been extended until May 13, 2010, but no such extension was ever affected.  CTCEG is disputing whether these non-dilution rights have expired.

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM (Note 9).  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants contain an exercise price of $1.61 per share. In connection with this financing arrangement, the Company valued and recorded the Class C warrants at $500,000.  On September 29, 2008 the Company issued an additional 1,146,667 warrants at $0.75 pursuant to section 2(c) of the Class C warrant agreement.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share.

On June 30, 2010, the Company issued 1,951,515 shares of common stock following the cashless exercise of 2,146,667 MKM Class C Warrants.

On September 29, 2008, the Company secured a financing arrangement with MKM and other unrelated parties in connection with the financing, MKM and other unrelated parties were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants contain an exercise price of $0.75 per share.  In connection with this financing arrangement, the Company recorded the Class D warrants at $650,000.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class D warrants to $0.20 per share from $0.75 per share.

On February 16, 2010, the Company issued 271,429 shares of common stock following the exercise of 271,429 Class D Warrants and received $54,286 in cash.

On August 23, 2010, the Company issued 157,143 shares of common stock following the exercise of 157,143 Class D Warrants and received $31,429 in cash.

On May 27, 2009 the Company issued 1,900,000 shares of common stock to MKM Capital Advisors and individual investors for $237,500 in cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Class F Warrants to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $0.20 per share.  A total of $302,600 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.16; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 254.69%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72.

On January 29, 2010, the Company issued 534,624 shares of common stock following the cashless exercise of 600,000 Class F Warrants.

On August 10, 2009 the Company issued 800,000 shares of common stock to individual investors for $100,000 in cash.  In connection with the common stock purchase, the individual investors were issued Class G Warrants to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $0.20 per share.  A total of $143,623 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.18; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 270.54%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 0.19%.

On March 29, 2010, the Company issued 800,000 shares of common stock following the exercise of 800,000 Class G Warrants and received $160,000 in cash.

Stock warrant activity for the year ended December 31, 2010 is summarized as follows:

		Weighted
		average
	Number	exercise
	of shares	price
Outstanding at January 1, 2010	6,703,813	$0.20
Granted	--	--
Forfeited	--	--
Exercised	(3,975,239)	0.20
Outstanding at December 31, 2010	2,728,574	$0.20

The following table summarizes the Company's Class D and Class F stock warrants outstanding at December 31, 2010:

			Weighted	Weighted
	Range of		Average	Average
Warrant	Exercise		Remaining	Exercise
Class	Price	Number	Life	Price
D	$0.20	1,428,574	4.75	$0.20
F	$0.20	1,300,000	3.50	$0.20

NOTE 11 – STOCK GRANT

On August 1, 2009, the Board of Directors of the Company issued 25,000 shares of restricted common stock to an employee of the Company.  The Company recorded $3,750 in compensation expense based on the closing price of the stock on August 1, 2009.

In 2009, the Board of Directors voted to compensate themselves in the form of restricted stock, based on 2,000 shares of restricted stock per month. Compensation commenced with respect to January 2009, but none was retroactive to 2008.  On or about October 7, 2009, each director (other than Lou Brothers and Larry Wilhide) received his entire stock award of 24,000 shares of restricted stock in one lump sum for payment of the entire year’s service, along with a $3,000 tax gross-up cash payment.  Neither Mr. Brothers nor Mr. Wilhide received any stock or cash compensation for his 2009 service as a director.

On or about November 1, 2010, each director (other than Lou Brothers and Larry Wilhide) received 12,000 shares of restricted stock in one lump sum for payment of the entire year’s service, along with a $12,000 tax gross-up cash payment.  Neither Mr. Brothers nor Mr. Wilhide received any stock or cash compensation for his 2010 service as a director.

NOTE 12 – STOCK OPTIONS

On September 13, 2010, the Company granted certain employees and others the option to purchase 4,050,000 shares of the Company’s common stock at prices ranging from $1.35 - $1.49 per share.  The fair value of stock at the option grant date was determined to be $1.32 per share.  The options vest 660,000 on September 13, 2010, 660,000 on January 1, 2011, 620,000 on January 1, 2012, 620,000 on January 1, 2013, 620,000 on January 1, 2014, 620,000 on January 2, 2015, and 250,000 options will vest upon the completion of certain sales goals for ODIN and THOR, and are exercisable from vesting date through a period of ten years from the grant date. Management anticipates the average term of the options will be 5-7 years.

Using the Black-Scholes-Merton option pricing model, management has determined that the options have a value ranging from $1.29 to $1.33.  For the year ended December 31, 2010 the Company recognized compensation cost of $1,746,079 and an income tax benefit has not been reflected due to an increase in the deferred tax asset valuation allowance. As of December 31, 2010, there was $3,610,968 of total unrecognized compensation cost relating to nonvested stock options.  That cost is expected to be recognized in the years ending December 31, 2011, 2012, 2013, and 2014 in the amounts of $819,617, $819,617, $819,617 and $819,617, respectively, while $332,500 will be recognized upon the completion of certain sales goals for ODIN and THOR.

The assumptions used and the calculated fair value of the options are as follows:

Expected dividend yield	-0-
Risk-free interest rate	3.78% – 4.99%
Expected life in years	5-7
Expected volatility	180.00%
Weighted average of fair value of options granted	$1.32

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Total Options	Weighted Average Exercise Price
Total Options outstanding, January 1, 2010	--	-
Granted	4,050,000	$1.38
Exercised	--	--
Expired/cancelled	--	--
Total options outstanding, December 31, 2010	4,050,000	1.38

Options exercisable, December 31, 2010	660,000	$1.38

	Nonvested Options	Average Fair Value
Nonvested options
Nonvested options, January 1, 2010	--	$--
Granted	4,050,000	1.32
Vested	(660,000)	1.32
Forfeited	--
Nonvested options, December 31, 2010	3,390,000	$1.32

At December 31, 2010, vested exercisable options were outstanding for 660,000 shares at an exercise price between $1.35 and $1.49.  The weighted average value of the options is $1.32.  134,680 options have a remaining life of 4.7 years and expire on September 13, 2015 while 525,320 options have a remaining life of 9.7 years and expire on September 13, 2020.  The 3,390,000 nonvested options will vest over the next five years excluding 250,000 which will vest upon completion of certain sales goals for ODIN and THOR.

NOTE 13 – INCOME TAXES

There was no income tax expense or benefit for the years ended December 31, 2010 and 2009 due to the Company’s net losses and increases in its deferred tax asset valuation allowance.

Deferred income taxes reflect the income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Deferred Tax Assets:
Stock options	$456,724	$--
Accruals	--	18,418
Net operating loss carryforwards	1,916,138	2,005,653
	2,372,862	2,024,071
Valuation allowance	(2,330,896)	(1,966,366)
	$41,996	$57,705

	2010	2009
Deferred Tax Liabilities
Depreciation	$41,996	$57,705

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate for fiscal years 2010 and 2009:

	2010	2009
Computed “expected” tax benefit	(33)%	(33)
State taxes net of “expected” tax benefit	(6)%	(6)
Permanent differences	14%	--
Change in valuation allowance	25%	39
Effective tax rate	0%	0

Net operating loss carryforwards totaled approximately $4,900,000 at December 31, 2010.  The net operating loss carryforwards will begin to expire in the year 2028 if not utilized.  After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2010 and 2009 due to the uncertainty of realizing the net deferred tax assets. The valuation allowance increased by approximately $365,000 for the year ended December 2010. Utilization of the Company’s net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes.  ASC 740 requires an evaluation of the probability of being able to realize the future tax benefits of deferred taxes.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some, or all, of the deferred tax asset will not be realized.  Due to ongoing losses and the establishment of a valuation allowance to offset net deferred tax assets, the Company did not record a tax benefit for the years ended December 31, 2010 and 2009.

NOTE 14 - DESCRIPTION OF LEASING ARRANGEMENTS

On September 1, 2006, the Company entered into a lease of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The term of the lease is for five years ending in August, 2011.  The Company has not decided whether it will vacate the premises upon expiration of the lease or seek to renew the lease terms.

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property at a pro rata share deemed to be 0.928%, which will total approximately $19,402 for the initial twelve months.  These expenses are anticipated to increase at a 3% rate annually for the remaining term of the agreement.

On December 1, 2007, the Company entered into a lease of 2,700 square feet of warehouse space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky. The term of the lease is for 37 months ending in December, 2010.  In December 2010, the Company renewed the lease for 12 months ending in December, 2011.

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the year ended December 31, 2010 and 2009 was $97,407 and $101,814, respectively.

The following is a schedule of future minimum lease payments required under the lease as of December 31, 2010:

Period Ending
December 31	Amount
2011	$53,370
$53,370

NOTE 15 - RELATED PARTY TRANSACTIONS

At December 31, 2010 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $124,846 for advances made to the Company. Such amount, which is included in the due to shareholder balance on the balance sheet at December 31, 2010 earns 6% annual interest quarterly, is unsecured and is due on demand. As of December 31, 2009, the Company owed Mr. Brothers the principal amount of $216,558 for advances made to the Company, plus accrued interest.  During 2010, the Company made payments of $150,000 against the amounts owed to Mr. Brothers.  Of that payment $58,288 was applied to accrued but unpaid interest, and the remaining $91,712 was applied to reduce the principal amount owed to Mr. Brothers.  The Company made a $25,000 payment to Mr. Brothers on January 24, 2011.

For the years ended December 31, 2010 and 2009, the Company incurred expenses for accounting services of $58,125 and 62,810, respectively, to a firm related to a member of the board of directors.

On August 11, 2006, CTCEG loaned the Company $42,000 as described in Note 8.During the third quarter of 2010, the Company made a payment of $49,134 against the amounts owed to Coast to Coast Equity Group, Inc.   Of that payment $7,134 was applied to accrued but unpaid interest, and the remaining $42,000 was applied to reduce the principal amount owed to Coast to Coast Equity Group, Inc.

NOTE 16 – CONCENTRATION AND CREDIT RISK

During the year ended December 31, 2010, two customers accounted for 78% and 22% of the Company’s total revenues.  During the year ended December 31, 2009, one customer accounted for 100% the Company’s total revenues.  A reduction in sales from or loss of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable.  The Company maintains its cash investments in high credit quality financial institutions. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit.  The Company has not experienced any losses on these accounts.

The Company’s entire accounts receivable balance of $1,991,902 is from one customer. The customer is located in Asia.  The Company has not experienced any bad debts from this customer.

The Company receives its inventory from approximately eight suppliers.  The Company has an accounts payable balance to these suppliers of $1,912,577 and $1,107,305 for the years ended December 31, 2010 and 2009, respectively.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation arising in the ordinary course of business.  While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.

The Company settled several lawsuits in 2010 resulting in legal settlement income of $62,441.

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  To date, no work orders have been issued or accepted.

The Company has entered into an agreement with a manufacturer to build a component for THOR.  The contract amount was $99,200 and the Company has incurred costs of  $44,600 as of December 31, 2010.

NOTE 18 – SUBSEQUENT EVENTS

We have evaluated the period from December 31, 2010 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we have identified the following events:

The Company made a $25,000 payment to Mr. Brothers on January 24, 2011 as partial repayment of a promissory note evidencing a loan Mr. Brothers made to the Company.

On March 11, 2011, Japan suffered an earthquake, tsunami, and a subsequent nuclear power reactor failure. While current indications are that these events will not have a material impact on the Company’s sales in Japan or elsewhere, the ultimate impact remains uncertain.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

As previously reported on Form 8-K, on October 14, 2010, R.R. Hawkins & Associates International was dismissed as the certifying accountant for the Company.  On October 11, 2010, the Company engaged Mountjoy Chilton Medley LLP.  In connection with that change, there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K nor any disagreements of the type described in Item 304(a)(i)(iv) of Regulation S-K .

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010 (the "Evaluation Date"). Our disclosure controls and procedures are designed so that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act). Valley Forge Composite Technologies, Inc.’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Our management has concluded that our internal control over financial reporting is not effective based on these criteria in light of the following material weaknesses:

Lack of Segregation of Duties and Qualified Internal Employees – Because of our limited staff, a limited number of people perform all financial duties.  Much of our financial accounting is performed by outside accountants not affiliated with our auditors.  We are considering hiring a full time controller to oversee our accounting functions.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.  As noted, management intends to improve the Company’s internal controls going forward.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

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

The following table sets forth the name and, age, and position of each officer and director of the Company.

Name	Age	Position
Louis J. Brothers	58	Chairman of the Board of Directors,
		Chief Executive Officer, and President
Larry K. Wilhide	63	Director, Vice-President (Engineering)
Keith L. McClellan	55	Vice President, Secretary, and General Counsel
Andrew T. Gilinsky	50	Director
Richard S. Relac	70	Director
Eugene Breyer	63	Director
Raul A. Fernandez	61	Director
Dr. Victor A. Alessi	71	Director

Background of Executive Officers, Directors and Significant Employees

Louis J. Brothers

A founding shareholder of the Company, since 1997 Louis J. Brothers has been the president and chairman of the board of directors of the Company, and he became Chairman of the Board of Directors upon execution of the July 6, 2006 Share Exchange Agreement. Mr. Brothers has more than 20 years of experience in marketing, marketing support, product management and logistics in industrial products. Mr. Brothers has extensive international business experience having worked in Europe, Russia, China and Japan. In China, he was part of the management team that supervised the construction of three large industrial plants. Mr. Brothers was responsible for increasing his products’ market share in the bearing industry from 2% to 95%, in the process making valuable contacts, building business relationships with private manufacturers and the research communities and gaining important knowledge in the manufacturing and technology market segments.  Mr. Brothers holds a Bachelor of Science Degree in Interdisciplinary Sciences from the University of Cincinnati.

Larry K. Wilhide

Larry K. Wilhide is a founder of the Company, and since its inception in 1997 has been a director and the vice-president of engineering. On July 6, 2006, Mr. Wilhide became a director of the Company upon the execution of the Share Exchange Agreement. Mr. Wilhide is a part-time employee of the Company and since 2000 continues to work for SKF Bearing, Inc. in Hanover, Pennsylvania as a sub-contractor where he performs general engineering and design services.  Mr. Wilhide holds a Bachelors Degree in Mechanical Engineering.

Keith L. McClellan, Esq., MBA

Keith L. McClellan has served as the Company’s Vice President, Secretary and General Counsel since 2010.  He has worked as in-house counsel for two commercial banks and a public utility.  Since 1991, he has worked on business and legal issues associated with technology commercialization in aerospace, non destructive testing and materials characterization, including technologies utilizing particle beam accelerators.  Mr. McClellan is admitted to the Bar in Nevada and Kentucky.

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

Corporate Governance

The Board of Directors held formal telephonic meetings in January, February, March, April, June, September, and met in person in November of 2010.  Meetings of the board have been conducted by telephone.  We have never held an annual meeting of shareholders because all actions requiring shareholder approval have been conducted by the written consent of our majority shareholders, Messrs. Brothers and Wilhide.  We anticipate that we will begin to hold annual shareholder meetings when we enter into the operational phase of our core business plan.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert sitting on the board.  Due to our stagnant growth during 2009, we did not expand our board of directors as expected to include an audit committee or an audit committee financial expert.  It is not likely that we will expand the board in 2011 to include an audit committee or an audit committee financial expert unless and until we enter into the operational phase of our core business plan.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company paid compensation to each of the executive officers in the following amounts during fiscal year 2010:

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other ($)	Total ($)	Awards ($)	Payouts ($)

Louis J. Brothers
(Chief Executive Officer)	2010	$134,500			660,012		$794,512
(Chief Executive Officer)	2009	$134,308					$134,308

Larry K. Wilhide
(Vice-President and Director)	2010	$100,850			660,012		$760,862
(Vice-President and Director)	2009	$100,131					$100,131

Keith L. McClellan
(Vice President, Secretary and General Counsel)	2010	$45,000			266,000		$311,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS
	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price	Option Expiration Date
Lou Brothers
ISO (1)	67,340	336,700	$1.49	September 13, 2015
Nonqualified (2)	182,660	913,300	1.35	September 13, 2020

Larry Wilhide
ISO (1)	67,340	336,700	1.49	September 13, 2015
Nonqualified (2)	182,660	913,300	1.35	September 13, 2020

Keith McClellan
ISO (3)	74,074	370,370	1.35	September 13, 2020
Nonqualified (4)	25,926	129,630	1.35	September 13, 2020

Footnotes:

(1)

These options vest at a rate of 67,340 shares on each of January 1, 2011, 2012, 2013, 2014 and January 2, 2015.

(2)

These options vest at a rate of 182,660 shares on each of January 1, 2011, 2012, 2013, 2014 and January 2, 2015.

(3)

These options vest at a rate of 74,074 shares on each of January 1, 2011, 2012, 2013, 2014 and January 2, 2015.

(4)

These options vest at a rate of 25,926 shares on each of January 1, 2011, 2012, 2013, 2014 and January 2, 2015.

Payments to Management

Messrs. Brothers and Wilhide each are protected by the Company’s indemnification policy for directors and officers (set forth below).  No other fringe benefits for either of them have been awarded in fiscal year 2010 or are contemplated at this time, other than customary fringe benefits available generally to all employees.  No other form of compensation or incentive compensation was paid or awarded to either of them in fiscal year 2009.  The incentive compensation for 2010 is set forth below.

Vested stock options were awarded to Mr. Brothers, Mr. Wilhide and Mr. McClellan on September 13, 2010.  Mr. Brothers and Mr. Wilhide each received 67,340 Incentive Stock Options with an exercise price of $1.49 per option and 182,660 non qualified options with an exercise price of $1.35 per option.  Mr. McClellan’s option award includes 74,074 Incentive Stock Options and 25,296 non qualified stock options, all with an exercise price of $1.35.   Additional nonvested stock options were awarded to each of these individuals as described in the immediately preceding table.

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

The description of the indemnification rights herein is subject to, and qualified by, the actual indemnification provisions set forth in the Company’s bylaws.

Director Compensation

The following table summarizes all compensation paid to our directors during 2010. After the close of 2008, the board of directors voted to compensate themselves in the form of cash and restricted stock. Compensation commenced in January 2009 and none is retroactive to 2008.  All Directors, except Mr. Bothers and Mr. Wilhide, received restricted stock as compensation in 2010 and cash compensation.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Nonqualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
Louis J. Brothers						--	--
Larry K. Wilhide						--	--
Andrew T. Gilinsky	$12,000	$23,640				--	$35,640
Eugene Breyer	12,000	23,640				--	35,640
Dr. Victor E. Alessi	12,000	23,640				--	35,640
Raul A. Fernandez	12,000	23,640				--	35,640
Richard S. Relac	12,000	23,640				--	35,640

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company has 61,320,774 shares of common stock issued and outstanding as of December 31, 2010.  The table below provides current ownership figures, and also figures that assume and project the exercise of all Class D, and F warrants and options, which would raise the issued and outstanding shares upon such exercise to 68,099,348 shares.  Over the next five years, Directors and Executive Officers will receive an additional 3,000,000 vested options if they remain employed by the Company.    There are no preconceived arrangements providing for a specific change of control of management of the Company upon the happening of certain future events.

All figures as of December 31, 2010

Name	Common Shares Beneficially Owned	Common Shares Issuable Upon Exercise Of Warrants	Total	% of currently outstanding shares(1)	% of outstanding shares fully diluted (2)

Directors and Executive Officers
Louis J. Brothers & Roe Brothers, Ten Ent(5)	19,130,000		19,130,000	31.2	29.9
Larry K. Wilhide & Pat Wilhide, Ten Ent(6)	19,130,000		19,130,000	31.2	29.9
Dr. Victor E. Alessi	36,000		36,000	*	*
Raul A. Fernandez	36,000		36,000	*	*
Richard S. Relac	41,000		41,000	*	*
Andrew T. Gilinsky	56,000		56,000	*	*
Eugene Breyer	36,000		36,000	*	*

Others
MKM Opportunity Master Fund, Ltd. (3)	3,457,144	2,728,574	6,185,718	9.99 (4)	9.7 (4)

All Directors and Executive Officers as a Group (7 persons)	38,455,000		38,455,000	62.7	60.0

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

(5)

Includes 250,000 options vested on September 13, 2010.

(6)

Includes 250,000 options vested on September 13, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our independent directors are Messrs. Fernandez and Relac and Dr. Alessi.  Our definition of “independent” is that of NASDAQ Marketplace Rule 4200(a)(15). However, the Company’s securities are not listed on any platform in the NASDAQ Stock Market.

Transactions with Related Persons

At December 31, 2010 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $124,846 for advances made to the Company. Such amount, which is included in the due to shareholders balance on the balance sheet at December 31, 2010 earns 6% annual interest compounded quarterly, and is due on demand.

The Company paid Rosemary A. Brothers, the wife of director Louis J. Brothers, $42,275 for administrative services.  Rosemary A. Brothers is, as of the filing date of this report, one of two full time administrative employees.

For the years ended December 31, 2010 and 2009, the Company incurred expenses for accounting services of $58,125 and 62,810, respectively, to a firm related to a member of the board of directors.

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

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Audit Fees

We paid R.R. Hawkins & Associates International, P.C. (“Hawkins”) $25,000 for auditing the financial statements for the year ended December 31, 2009.  We paid Mountjoy Chilton Medley, LLP (“MCM”) $52,000 for auditing our financial statements for the year ended December 31, 2010

In 2009 we paid Hawkins $9,000 for the review of our quarterly financial statements, review of our Forms 10-Q and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements in 2009.

In 2010 we paid Hawkins $16,300 for the review of two of our quarterly financial statements, review of our Forms 10-Q and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements in 2010.

In 2010 we paid MCM $6,500 for the review of our September 30, 2010 quarterly financial statements, review of our Form 10-Q and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements in 2010.

Audit Related Fees

No fees were paid to Hawkins or MCM for audit related services.

Tax Fees

No fees were paid to Hawkins or MCM for taxes.

All Other Fees

No fees were paid to Hawkins or MCM for other services.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

INDEX OF EXHIBITS
Exhibit No.	Description
2.1

Share Exchange Agreement Between Quetzal Capital 1, Inc. and the Shareholders of Valley Forge Composite Technologies, Inc., dated July 6, 2006, incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on July 11, 2006.

3.1	Articles of Amendment by Quetzal Capital 1, Inc., incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K filed on July 11, 2006.
3.2	Bylaws of Valley Forge Composite Technologies, Inc. incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for December 31, 2009 filed on April 14, 2010
4.1	Registration Rights Agreement, dated July 6, 2006, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 11, 2006.
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
10.1

Cooperative Research and Development Agreement between the Regents of the University of California and Valley Forge Composite Technologies, Inc., dated April 17, 2003. incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for December 31, 2009 filed on April 14, 2010

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2009
31.1**	13a-14(a)-15d-14(a) Certification - Louis J Brothers
31.2**	13a-14(a)-15d-14(a) Certification - Louis J Brothers
32.1**	18 U.S.C. § 1350 Certification - Louis J Brothers
32.2**	18 U.S.C. § 1350 Certification - Louis J Brothers

** FILED HEREWITH

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valley Forge Composite Technologies, Inc.

Date: April 08, 2011	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)