Form 10-K/A
period 2010-12-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2011-04-18
CIK 1332412

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

The number of shares outstanding of the issuer’s common stock as of March 31, 2011 was 61,320,774 shares.

EXPLANATORY NOTE

Valley Forge Composite Technologies, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on April 8, 2010 (the “Filing Date”), to include the signatures of a majority of the Board of Directors of the Company that were not included  with the original filing as required by General Instruction D of Form 10-K.

In accordance with Rule 12b-15 under the Exchange Act, the Signature Page of the original Form 10-K is amended and restated in its entirety to read as set forth below in this Amendment No. 1, solely to reflect the omission of the signatures discussed above.   All other items and exhibits contained in the original Form 10-K remain unchanged.  This Amendment No. 1 does not reflect facts or events occurring after the Filing Date or modify (except as set forth above) or update the disclosures from the original Form 10-K in any way. Accordingly, this Amendment No. 1 should be read in conjunction with the original Form 10-K.

AMENDED SIGNATURE PAGE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valley Forge Composite Technologies, Inc.

Date: April 8, 2011	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 8, 2011	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

Date: April 14, 2011	By:	/s/ Larry K. Wilhide
Larry K. Wilhide
Director

Date: April 14, 2011	By:	/s/ Richard S. Relac
Richard S. Relac
Director

Date: April 14, 2011	By:	/s/ Andrew T. Gilinsky
Andrew T. Gilinsky
Director

Date: April 15, 2011	By:	/s/ Victor E. Alessi
Dr. Victor E. Alessi
Director

In accordance with Exchange Act Rule 12b-15, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer are also being filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valley Forge Composite Technologies, Inc.

Date: April 15, 2011	By:	/s/ Louis J. Brothers
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