Form 10-Q
period 2011-03-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2011-05-16
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-51420

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act

Yes  ☐      No  ☑

The number of shares outstanding of the issuer’s common stock as of May 16, 2011 was 61,320,774 shares.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2011

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	Mar 31, 2011	Dec 31, 2010
	(unaudited)

ASSETS
Current assets:
Cash	$849,842	$585,549
Marketable securities	509,509	504,063
Accounts receivable	5,137,984	1,991,902
Inventories	374,654	999,952
Prepaid expenses and other	52,761	47,852
Deposits with vendors	21,000	21,000
Total current assets	6,945,750	4,150,318
Property and equipment, net	255,164	274,405
Non-current assets:
Security deposits	5,535	5,535
Total non-current assets	5,535	5,535

Total Assets	$7,206,449	$4,430,258

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,495,926	$2,029,425
Accrued expenses and other	87,895	30,886
Deferred revenue	577,286	1,193,765
Due to shareholder	101,118	124,846
Total current liabilities	5,262,225	3,378,922
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 61,320,774 issued and outstanding on March 31, 2011 and December 31, 2010	61,321	61,321
Additional paid-in capital	10,982,221	10,777,265
Accumulated deficit	(9,094,931)	(9,782,871)
Accumulated other comprehensive loss	(4,387)	(4,379)
Total shareholders' equity	1,944,224	1,051,336

Total Liabilities and Shareholders' Equity	$7,206,449	$4,430,258

See the accompanying notes to the condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended Mar 31, 2011	Three months ended Mar 31, 2010
Sales	$6,417,936	$4,511,570
Cost of sales	5,103,379	3,924,376

Gross Profit	1,314,557	587,194

Costs and expenses
Selling and administrative expenses	425,530	535,597
Share-based payments	204,956	--
Total expenses	630,486	535,597

Income from operations	684,071	51,597

Other non-operating income (expense)
Interest expense	(1,590)	(544,972)
Investment income	5,459	16

Net income (loss)	687,940	(493,359)

Other comprehensive loss
Unrealized loss on marketable securities	(8)	--

Comprehensive income (loss)	$687,932	$(493,359)

Net income (loss) per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average common shares outstanding: Basic	61,320,774	55,419,371
Diluted	63,629,568	55,419,371

See the accompanying notes to the condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended Mar 31, 2011	Three months ended Mar 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$687,940	$(493,359)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	19,240	145,843
Amortization of debt discount	--	541,893
Options issued for compensation	204,956	--
Change in operating assets and liabilities
(Increase) decrease in operating assets:
(Increase) decrease in accounts receivable	(3,146,082)	10,077
(Increase) decrease in inventories	625,298	(6,947)
(Increase) decrease in prepaid expenses and other	(4,909)	16,457
Increase in vendor deposits	--	(180,880)
Increase (decrease) in operating liabilities:
Increase (decrease) in accounts payables	2,466,501	(589,042)
Increase in accrued expenses and other	57,009	--
Decrease in deferred revenue	(616,479)	(207,017)
Net Cash Provided By (Used In) Operating Activities	293,474	(762,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(5,453)	--
Purchases of equipment	--	(10,202)
Net Cash Used In Investing Activities	(5,453)	(10,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	--	214,286
Repayments to shareholder	(23,728)	--
Net Cash Provided By (Used In) Financing Activities	(23,728)	214,286

NET INCREASE (DECREASE) IN CASH	264,293	(558,891)
CASH AT BEGINNING OF PERIOD	585,549	1,492,135
CASH AT END OF PERIOD	$849,842	$933,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes paid	$--	$--
Interest paid	$1,272	$--

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MARCH 31, 2011

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

•

Valley Forge Aerospace, Inc. (“VFA”) – Primarily, the design and manufacture of attitude control instruments for small satellites, in particular, mini momentum reaction wheels based on VFA’s proprietary composite and bearing technology.  This represents all of the Company’s revenues during 2011 and 2010.

•

Valley Forge Imaging, Inc. (“VFI”) – Market and sell personnel screening devices known as ODIN.

•

Valley Forge Emerging Technologies, Inc. (“VFET”) – Evaluates other scientific technologies not matching the Company’s aerospace and anti-terrorism business segments for potential commercialization.

During 2011 and 2010, the Company won numerous contracts to produce momentum wheels and various other mechanical devices for special projects.  This represents all of the Company’s revenues during these periods.  In 2011 the Company had a high margin sale that is not expected to reoccur.  In recent years, the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).  The development and commercialization of THOR is the present focus of VFDS.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The Accounting Standards Codification (“ASC”) as produced by the Financial Accounting Standards Board(“FASB”) is the sole source of authoritative GAAP.  The consolidated financial statements of the Company include the Company and its subsidiaries.  All material inter-company balances and transactions have been eliminated.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, accounts receivable, security deposits, due to shareholders and accounts payable.  Except as disclosed in Note 3, the carrying value of these financial instruments approximates their fair value due to their short term maturities.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, the Company held no cash equivalent securities.

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

Accounts receivable

Receivables are based on contracted prices and are considered past due when the due date has expired.  Typically, receivables are due within 14-45 days.  The Company sells to customers using credit terms customary in its industry.  Credit is based on the credit worthiness of the customer and collateral is generally not obtained.  Receivables are reviewed for collectability when they become past due.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company provides estimated uncollectible accounts based on prior experience and review of existing receivables.  There was no allowance for doubtful accounts at March 31, 2011 and December 31, 2010.

Inventories

The Company accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	March 31	December 31
	2011	2010

Raw materials	$-0-	$609,900
Work in process	9,866	6,738
Finished goods	364,788	383,314
	$374,654	$999,952

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.  See note 6 for discussion of deferred revenue.

For future sales of ODIN and THOR, it is expected customer acceptance, which may include testing, will also be required for revenue recognition.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company are included in cost of sales, and shipping charges billed to the customer are included in net sales in the accompanying statements of operations.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants and restricted stock grants, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Warranties

The Company warrants that Aerospace goods and other mechanical devices delivered under its customer arrangements will conform to applicable technical standards and specifications and will be free from material and manufacture defects. The warranty period is one year and extends to goods subject to normal use by the customer, as defined. Management does not believe any significant warranty exposure exists at March 31, 2011.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred, until such time as management determines the project will have a future use and at that time, such development costs are capitalized and amortized over their useful life.  Research and development expense is included in selling and administrative expenses, and was insignificant in 2011 and 2010.

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

The FASB has issued standards, contained in the ASC, clarifying the accounting for uncertainty in income taxes.  These standards require recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach.  These standards have had no material impact on the financial statements.

The Company’s policy for interest and penalties on material uncertain tax positions recognized in the financial statements is to classify as interest expense and operating expense, respectively.  The Company assessed its income tax positions for all open tax years and concluded that they have no material liabilities to be recognized at this time.  The Company is no longer subject to federal, state, and local examination by tax authorities for tax years before 2007.

Advertising

Advertising costs are expensed as incurred.  For the three months ended March 31, 2011 and 2010, advertising expense was $-0- and $20,256, respectively.

Income (loss) per common share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the 2010 period below, the Company excludes potentially dilutive securities such as convertible warrants and stock options from the loss per share calculations as their effect would have been anti-dilutive.

The following sets forth the computation of earnings per share.

	For the Period Ended March 31,
	2011	2010
Net income (loss) (A)	$687,940	$(493,359)
Weighted average shares outstanding (B)	61,320,774	55,419,371
Dilutive effect on stock based awards	2,308,794	--
Common stock and common stock equivalents (C)	63,629,568	55,419,371
Income (loss) per share - basic (A/B)	0.01	(0.01)
Income (loss) per share – diluted (A/C)	$0.01	$(0.01)

The Company’s common stock equivalents include the following:

	March 31,	March 31,
	2011	2010
Class C Warrants	-	2,146,667
Class D Warrants	1,428,574	1,585,717
Class F Warrants	1,300,000	1,300,000
Options	4,050,000	-
Total common stock equivalents	6,778,574	5,032,384

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

On September 13, 2010 the Company issued 4,050,000 stock options of which 660,000 were vested at December 31, 2010.  See Note 10 for further details.

On January 1, 2011, 660,000 options vested.  As of March 31, 2011, 1,320,000 options were vested.  See Note 10 for further details.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,094,931 at March 31, 2011.  While the Company had a net profit in the period ended March 31, 2011 of $687,940 it has had a history of losses.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Since its inception in 1996, the Company was involved in the development and sales of advanced scientific technologies. Sales of primarily momentum wheels through the years were sporadic but have been strong in 2011 and 2010. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to raise additional funds.

The Company seeks the acquisition, development, and commercialization of advanced technologies. The ultimate success of the Company in attaining sustainable profitability and positive cash flow from operations is dependent upon the successful development and commercialization of these advanced technologies including the THOR and ODIN systems together with obtaining sufficient capital or financing to support management plans. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues are adequate to meet its needs.

NOTE 3 – MARKETABLE SECURITIES

The cost and fair value of marketable securities are as follows:

	March 31, 2011	December 31, 2010
Available for sale equity securities:
Amortized Cost	$513,896	$508,442
Unrealized Loss	4,387	4,379
Fair Value	$509,509	$504,063

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding losses on available-for-sale securities in the amount of $4,387 and $4,379 have been included in accumulated other comprehensive loss at March 31, 2011 and December 31, 2010, respectively.

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

At March 31, 2011 and December 31, 2010, marketable securities consisted of an exchange traded bond fund that was measured using the Level 1 valuation hierarchy.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	March 31,	December 31,
	2011	2010
Computers and equipment	$135,065	$135,065
Furniture and fixtures	49,564	49,564
Demonstration units	296,010	296,010
	480,639	480,639
Less accumulated depreciation	(225,475)	(206,234)
	$255,164	$274,405

Depreciation expense for the periods ending March 31, 2011 and 2010 was $19,240 and $3,796.

The Company has incurred $51,920 of capitalized THOR costs, recorded in demonstration units, still under construction and not amortized as of March 31, 2011.  Demonstration units also includes an ODIN unit available for testing by customers.

NOTE 5 – ACCOUNTS PAYABLE

The Company’s 2011 accounts payable include $34,754 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 9.80% per annum and call for total minimum monthly installment payments of $581 as of March 31, 2011. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2011; such amounts have been classified as current.

The remaining accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $4,459,822 of trade accounts and other of $1,350.

The Company’s 2010 accounts payable include $10,863 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 11.39% per annum and call for total minimum monthly installment payments of $106 as of December 31, 2010. However, since amounts may be due on demand, it is the Company’s intent to pay such balances in their entirety during 2011; such amounts have been classified as current.

The remaining accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $2,017,212 of trade accounts and other of $1,350.

NOTE 6 – DEFERRED REVENUE

The Company has received $577,286 and $1,193,765, at March 31, 2011 and December 31, 2010, respectively, in cash for orders it intends to ship in the following six months.  Per the Company’s revenue recognition policy (see note 1), the revenue will be recognized when goods have been shipped to the customer.  Beginning in December 2010, the Company ceased the requirement of an advance payment on customer orders.

NOTE 7 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM"). The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants contained an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Class C Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Class C warrants were valued and recorded at $500,000.  Accordingly, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $-0- and $250,685 to interest expense during the three months ended March 31, 2011 and 2010, respectively.

On March 22, 2010, MKM converted the entire amount of the $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM and other parties.  The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants contained an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Class D Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Class D warrants were valued and recorded at $650,000.  Accordingly, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $-0- and $291,209 to interest expense during the three months ended March 31, 2011 and 2010, respectively.

On September 29, 2009, the unrelated individual investors converted their $150,000 note into 428,571 shares of common stock at a conversion price of $0.35 per share.

On March 22, 2010, MKM converted the remaining $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

There are no notes outstanding at March 31, 2010 or thereafter.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM (Note 7).  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants contain an exercise price of $1.61 per share. In connection with this financing arrangement, the Company valued and recorded the Class C warrants at $500,000.  On September 29, 2008 the Company issued an additional 1,146,667 warrants at $0.75 pursuant to section 2(c) of the Class C warrant agreement.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share.

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

Stock warrant activity for the period ended March 31, 2011 is summarized as follows:

Weighted
average
	Number	exercise
	of shares	price
Outstanding at January 1, 2011	2,728,574	$0.20
Granted	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at March 31, 2011	2,728,574	$0.20

The following table summarizes the Company's Class D and Class F stock warrants outstanding at March 31, 2011:

			Weighted	Weighted
	Range of		Average	Average
Warrant	Exercise		Remaining	Exercise
Class	Price	Number	Life	Price
D	$0.20	1,428,574	4.50	$0.20
F	$0.20	1,300,000	3.25	$0.20

NOTE 9 – STOCK GRANT

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

NOTE 10 – STOCK OPTIONS

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

Using the Black-Scholes-Merton option pricing model, management has determined that the options have a value ranging from $1.29 to $1.33.  For the three months ended March 31, 2011 and 2010  the Company recognized compensation cost of $204,956 and $-0- and an income tax benefit has not been reflected due to an increase in the deferred tax asset valuation allowance. As of March 31, 2011, there was $3,406,012 of total unrecognized compensation cost relating to nonvested stock options.  That cost is expected to be recognized in the years ending December 31, 2011, 2012, 2013, and 2014 in the amounts of $819,823 per year, while $332,500 will be recognized upon the completion of certain sales goals for ODIN and THOR.

The assumptions used and the calculated fair value of the options are as follows:

Expected dividend yield	-0-
Risk-free interest rate	3.78% – 4.99%
Expected life in years	5-7
Expected volatility	180.00%
Weighted average of fair value of options granted	$1.32

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Total Options	Weighted Average Exercise Price
Total Options outstanding, January 1, 2011	4,050,000	$1.38
Granted	--	--
Exercised	--	--
Expired/cancelled	--	--
Total options outstanding, March 31, 2011	4,050,000	1.38

Options exercisable, March 31, 2011	1,320,000	$1.38

	Nonvested Options	Average Fair Value
Nonvested options
Nonvested options, January 1, 2011	3,390,000	$1.32
Granted	--	--
Vested	(660,000)	1.32
Forfeited	--	--
Nonvested options, March 31, 2011	2,730,000	$1.32

At March 31, 2011, vested exercisable options were outstanding for 1,320,000 shares at an exercise price between $1.35 and $1.49.  The weighted average value of the options is $1.32.  Of the vested options, 269,360 options have a remaining life of 4.4 years and expire on September 13, 2015 while 1,050,640 options have a remaining life of 9.4 years and expire on September 13, 2020.  The 2,730,000 nonvested options will vest over the next five to ten years excluding 250,000 which will vest upon completion of certain sales goals for ODIN and THOR.

NOTE 11 – INCOME TAXES

There was no income tax expense or benefit for the periods ended March 31, 2011 and 2010 due to the Company’s historical net losses and changes in its deferred tax asset valuation allowance.

The Company has net operating loss carryforwards for tax purposes that begin to expire in 2028 if not utilized.  Utilization of the Company’s net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 12 - DESCRIPTION OF LEASING ARRANGEMENTS

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the periods ended March 31, 2011 and 2010 was $24,576 and $23,950, respectively.

The following is a schedule of future minimum lease payments required under the lease as of March 31, 2011:

Period Ending March 31	Amount
2011	$35,550
$35,550

NOTE 13 - RELATED PARTY TRANSACTIONS

At March 31, 2011 the Company owed Louis J. Brothers, the Company’s president and major shareholder, $101,118 for advances made to the Company.  Such amount, which is included in the due to shareholder balance on the balance sheet at March 31, 2011 earns 6% annual interest quarterly, is unsecured and is due on demand.  The Company made a $25,000 payment to Mr. Brothers on January 24, 2011.  Of that payment, $1,272 was applied to accrued but unpaid interest, and the remaining $23,728 was applied to reduce the principal amount owed to Mr. Brothers.  As of December 31, 2010, the Company owed Mr. Brothers the principal amount of $124,846 for advances made to the Company, plus accrued interest.  During 2010, the Company made payments of $150,000 against the amounts owed to Mr. Brothers.  Of that payment $58,288 was applied to accrued but unpaid interest, and the remaining $91,712 was applied to reduce the principal amount owed to Mr. Brothers.

For the periods ended March 31, 2011 and 2010, the Company incurred expenses for accounting services of $28,775 and $15,000, respectively, to a firm related to a member of the board of directors.

On August 11, 2006, CTCEG loaned the Company $42,000.  During the third quarter of 2010, the Company made a payment of $49,134 against the amounts owed to Coast to Coast Equity Group, Inc.

 Of that payment $7,134 was applied to accrued but unpaid interest, and the remaining $42,000 was applied to retire the principal amount owed to Coast to Coast Equity Group, Inc.

NOTE 14 – CONCENTRATION AND CREDIT RISK

During the period ended March 31, 2011, two customers individually accounted for 82% and 18% of the Company’s total revenues.  During the period ended March 31, 2010, two customers accounted for 95% and 5% of the Company’s total revenues.  A reduction in sales from or loss of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s entire March 31, 2011 accounts receivable balance of $5,137,984 is from two customers. The customers accounted for 22% and 78% of the receivable balance as of March 31, 2011.  The accounts receivable balance of $1,991,902 is from one customer as of December 31, 2010.  The customers are multinational corporations.  The Company has not experienced any bad debts from these customers.

The Company receives its inventory from approximately eight suppliers.  The Company has an accounts payable balance to these suppliers of $4,459,822 and $1,912,577 as of March 31, 2011 and December 31, 2010, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

The Company has entered into an agreement with a manufacturer to build a component for THOR.  The contract amount was $99,200 and the Company has incurred costs of $44,600 as of March 31, 2011.

NOTE 16 – SUBSEQUENT EVENTS

We have evaluated the period from March 31, 2011 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we have identified the following event:

Demand for Action Letter

On April 24, 2011, the Company and its Board of Directors received a letter entitled “Demand for Action” wherein an attorney representing a class of shareholders alleges facts to support the following claims:  “Fraudulent Misrepresentation and Concealments in Violation of §10(b) of the Securities Exchange Act of 1934 and S.E.C. rule 10b-5,” “Selective Disclosure of, and Failure to Disclose, Material Information, In Violation of Regulation FD”; and Breaches of Fiduciary Duty.  The letter does not make any claims for monetary damages, but rather seeks a reduction in the number of Board of Directors seats from seven to six, the appointment of three” Independent Directors” and requirement that the Board must approve all “material decisions in the Company.”  The letter further demands the Company hire “an investor / public relations firm,” a CFO experienced in “Wall Street investor relations” and other personnel, along with rescission of options granted to Messrs. Brothers and Wilhide.  The Company has responded to the letter and the Board of Directors is examining how best to investigate the factual allegations claimed in the letter. In subsequent correspondence, the attorney indicated that damages in excess of $10 million will be sought in litigation.

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

Liquidity and Capital Resources

Between January 1, 2011 and March 31, 2011, our capital requirements have largely been met through sales of products other than THOR or ODIN. We recorded sales of $6,417,936 from the sale of various products in the first quarter of 2011.  We anticipate that income from sales of such products will be sufficient to finance our ongoing capital requirements in 2011. To the extent we make sales of ODIN or THOR systems in 2011, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years but had comprehensive income of $687,932 for the three months ended March 31, 2011.

Historically, we have relied on revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the three months ended March 31, 2011, we received cash proceeds of $1,332,930 from sales of various products and $1,322,445 from accounts receivable outstanding at December 31, 2010.  For the year ended December 31, 2010, we received cash proceeds of $16,782,487 from sales of various products, $335,365 from customer deposits, and $245,714 from amounts paid to exercise warrants resulting in the issuance of common stock

For the year ended December 31, 2010 we issued 6,631,854 shares of our common stock.  For the year ended December 31, 2009 we issued 3,273,571 shares of our common stock.  For the year ended December 31, 2008 we issued 4,459,516 shares of our common stock. For the year ended December 31, 2007 we issued 659,333 shares of our common stock as payment for services. Management anticipates that we may continue to issue shares for expansion of our business in the short term.

Management intends to finance our 2011 operations primarily with the revenue from product sales.   Any cash shortfalls will be addressed through equity, debt financing or commercial loans, if available. Management expects revenues will be realized to support operations in 2011. We may need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees. We believe we have sufficient contracts in place to meet our expected cash requirements for 2011. We anticipate that any capital raised in 2011 will be primarily for the purpose of expanding operations.

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 37 month non-cancelable operating leases, expiring August 2011 and December 2011, respectively. Base rent is $5,807 per month with an annual rent escalator of 3%. At March 31, 2011, future minimum payments for operating leases related to our office and manufacturing facilities were $35,550 through December 2011.

Our total current liabilities increased to $5,262,225 at March 31, 2011 compared to $3,378,922 at December 31, 2010. Our total current liabilities at March 31, 2011 included accounts payable of $4,495,926, accrued expenses of $87,895, deferred revenue of $577,286, and a loan from shareholder of $101,118.

Results of Operations

The following discussions are based on the unaudited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the three months ended March 31, 2011 and 2010, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-Q for the three months ended March 31, 2011.

SUMMARY COMPARISON OPERATING RESULTS

	THREE MONTHS ENDED MAR 31, 2011	THREE MONTHS ENDED MAR 31, 2010
Gross Profit	$1,314,557	$587,194
Total operating expenses	630,486	535,597
Income from operations	684,071	51,597
Total other income (expense)	3,869	(544,956)
Net income (loss)	687,940	(493,359)
Other comprehensive loss	(8)	--
Comprehensive income (loss)	$687,932	$(493,359)
Net income (loss) per share	$0.01	$(0.01)

To date, no revenues have been attributable to sales from ODIN or THOR.  All sales for the first three months of 2011 and 2010 have been for Aerospace Products and other mechanical devices.  We have experienced a significant increase in revenues due to an increase in efforts in this area.  Gross profit in 2011 includes approximately $1,000,000 from an order that is not expected to continue.  As of May 13, 2011 the Company has not received payment on this transaction.

Our operating expenses have generally increased for the three months ended March 31, 2011, compared with the three months ended March 31, 2010.  The major component of our operating expenses consisted of selling and administrative expenses and share-based payments.  For the three months ended March 31, 2011 and 2010, our selling and administrative expenses were $630,486 and $535,597, which included stock option compensation expense of $204,956 and $-0-.

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

The following chart provides a breakdown of our sales in 2011 and 2010.

		THREE MONTHS ENDED MAR 31, 2011		THREE MONTHS ENDED MAR 31, 2010
Valley Forge Detection Systems, Inc.	$		$
Valley Forge Aerospace, Inc.		6,417,936		4,511,570
Valley Forge Imaging, Inc.
Valley Forge Emerging Technologies, Inc.
Totals per financial statements:		$6,417,936		$4,511,570

Our total operating expense was $630,486 and $535,597 for the three months ended March 31, 2011 and 2010.

Our average monthly cost of operations from January 2011 through March 2011 was $210,162. Excluding aggregate non-cash charges of $19,240 for depreciation and $204,956 for option compensation, our average monthly cost of operations from January 2011 through March 2011 was $135,430.

As of March 31, 2011, we had $849,842 in cash remaining as well as $509,509 of marketable securities.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for ten months, at which time we will have to obtain additional capital funding in the absence of obtaining additional cash from other sources. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government and/or customer approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from any sales of ODIN units; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources or (4) continued sales of our standard products. While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. That demonstration unit has been returned and no sale occurred. Although the unit performed according to specifications, we do not have a forecast of how long it may take to realize revenues from any sales of such units.

Other than for general operational and payroll expenses, which may also include the payment of additional research and development and marketing expenses, the Company’s day-to-day operations are not expected to change materially until such time as we commence production and then the delivery of the first commercial THOR devices or sales orders for any ODIN units. We do not anticipate having significant additional research and development expenses during the next twelve months, but such expenses may be necessary to facilitate the obtaining of U.S. Government approvals before we can commence production of the THOR system or to facilitate the execution of new contracts.

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  To date, no work orders have been issued or accepted.  If we do issue work orders we may have additional R & D expense.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, security deposits, accounts receivable, amount due to shareholders, and accounts payables.  Except as discussed in Note 3, the carrying values of these financial instruments approximate the fair value due to their short term maturities.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.  See Note 6 to the financial statements for discussion of deferred revenue.

For future sales of ODIN and THOR, it is expected customer acceptance, which may include testing, will also be required for revenue recognition.

Share-based Payments

Generally, all forms of shared-based payments, including stock option grants and restricted stock grants, are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest.  Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered of the fair value of the share-based payment, whichever is more readily determinable.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010 (the "Evaluation Date"). Our disclosure controls and procedures are designed so that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is  (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On November 11, 2009, the Company and its president and director Louis J. Brothers were served with a civil complaint naming both of them as defendants. The complaint was filed on or about October 28, 2009 in circuit court in Manatee County, Florida by shareholder and creditor Coast To Coast Equity Group, Inc.  ("CTCEG") The complaint alleges that the defendants breached a consulting services agreement by not reimbursing plaintiff for $44,495.18 in expenses, committed fraud, pleaded for the rescission of a standby equity agreement in the amount of $500,000, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney's fees.  As it pertains to non-contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff's proceeds which were to be allocated towards the purchase of an ODIN unit

A Motion to Dismiss was filed in response to the Complaint.  A Consent Order was entered on Jan. 14, 2010, allowing CTCEG to file an Amended Complaint.  A Motion to Dismiss was filed in response to the Amended Complaint.  On May 20, 2010, the Court granted CTCEG leave to file a third amended complaint, which abandons the claims in the original complaint except for breach of contract based on allegations of failure to pay expenses under the above referenced consulting agreement.  The First

Amended Complaint ("Complaint") alleges failure to pay a $42,000 promissory note payable to CTCEG.  The claim has been resolved and the Company paid in full amounts owing under the promissory note.

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

Arbitration Claim filed by Advanced Technology Development, Inc.

During the period between July 9th and 13th, 2010, the Company, Louis J. Brothers and Larry K. Wilhide were served by mail courier with a Statement of Claim (“Statement”) filed with the American Arbitration Association by Advanced Technology Development, Inc. (“ATD”).  Summarizing in general terms, ATD’s arbitration claims one through four are based upon allegations the Company failed to perform or pay ATD for goods pursuant to two separate supply contracts. Claims five through eight are based upon the Company’s activities in the promotion and sale of the ODIN imaging device.  Claims nine through thirteen are based upon the Company’s alleged misuse of ATDs’ “ULDRIS” mark.  The final claim seeks injunctive relief.  The nature of the claims is discussed in greater detail in the Subsequent Events discussion of the Company’s Form 10-Q filed for the second quarter of 2010.

The parties agreed to the appointment of Phillip D. O’Neil, Jr. as the Sole Arbitrator and are presently conducting limited discovery in accordance with arbitration rules.  The arbitration proceeding was heard from April 27 through April 29, 2011.  The parties must submit briefs in June, 2011 before the arbitrator can issue a ruling.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information

Demand for Action Letter

On April 24, 2011, the Company and its Board of Directors received a letter entitled “Demand for Action” wherein an attorney representing a class of shareholders alleges facts to support the following claims:  “Fraudulent Misrepresentation and Concealments in Violation of §10(b) of the Securities Exchange Act of 1934 and S.E.C. rule 10b-5,” “Selective Disclosure of, and Failure to Disclose, Material Information, In Violation of Regulation FD”; and Breaches of Fiduciary Duty.  The letter does not make any monetary damages, but rather seeks a reduction in the number of Board of Directors seats from seven to six, the appointment of three” Independent Directors” and requirement that the Board must approve all “material decisions in the Company.”  The letter further demands the Company hire “an investor / public relations firm,” a CFO experienced in “Wall Street investor relations” and other personnel, along with rescission of options granted to Messrs. Brothers and Wilhide.  The Company’s counsel has responded to the letter and the Board of Directors is examining how best to investigate the factual allegations claimed in the letter. In subsequent correspondence, the attorney indicated that damages in excess of $10 million will be sought in litigation.

Item 6. Exhibits

The following exhibits are filed herewith:

(a) Exhibits

Exhibit No.	Description
31.1	13a-14(a)-15d-14(a) Certification - Louis J. Brothers
31.2	13a-14(a)-15d-14(a) Certification - Louis J. Brothers
32.1	18 U.S.C. § 1350 Certification - Louis J. Brothers
32.2	18 U.S.C. § 1350 Certification - Louis J. Brothers
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: May 16, 2011	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer