Form 10-Q
period 2011-06-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2011-08-15
CIK 1332412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

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

Registrant's telephone number: (859) 581-5111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑      No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act

Yes  ☐      No  ☑

The number of shares outstanding of the issuer’s common stock as of August 12, 2011 was 61,320,774 shares.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUN 30, 2011	DEC 31, 2010
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$348,030	$585,549
Marketable securities	514,970	504,063
Accounts receivable	4,853,876	1,991,902
Inventories	1,642,939	999,952
Prepaid expenses and other	42,358	47,852
Deposits with vendors	-	21,000
Total current assets	7,402,173	4,150,318
Property and equipment, net	275,943	274,405
Non-current assets:
Security deposits	5,535	5,535
Total non-current assets	5,535	5,535

Total Assets	$7,683,651	$4,430,258

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,323,707	$2,029,425
Accrued expenses and other	247,668	30,886
Deferred revenue	370,806	1,193,765
Due to shareholder	-	124,846
Total current liabilities	5,942,181	3,378,922
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 61,320,774 issued and outstanding on June 30, 2011 and December 31, 2010	61,321	61,321
Additional paid-in capital	11,187,176	10,777,265
Accumulated deficit	(9,502,621)	(9,782,871)
Accumulated other comprehensive loss	(4,406)	(4,379)
Total shareholders' equity	1,741,470	1,051,336

Total Liabilities and Shareholders' Equity	$7,683,651	$4,430,258

See the accompanying notes to the condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended JUN 30, 2011	Three months ended JUN 30, 2010	Six months ended JUN 30, 2011	Six months ended JUN 30, 2010

Sales	$3,163,039	$3,644,204	$9,580,975	$8,155,774
Cost of sales	2,885,118	3,091,010	7,990,479	7,015,386

Gross Profit	277,921	553,194	1,590,496	1,140,388

Costs and expenses
Selling and administrative expenses	334,629	363,642	758,179	899,239
Share-based payments	204,955	-	409,911	-
Total expenses	539,584	363,642	1,168,090	899,239

Income (loss) from operations	(261,663)	189,552	422,406	241,149

Other non-operating income (expense)
Interest expense	(1,513)	(3,546)	(3,102)	(548,518)
Legal settlement	(150,000)	48,500	(150,000)	48,500
Investment income	5,487	18	10,946	34

Net income (loss)	(407,689)	234,524	280,250	(258,835)

Other comprehensive loss
Unrealized loss on marketable securities	(19)	-	(27)	-

Comprehensive income (loss)	$(407,708)	$234,524	$280,223	$(258,835)

Net income (loss) per common share:
Basic	$(0.01)	$0.01	$0.01	$(0.01)
Diluted	$(0.01)	$0.01	$0.00	$(0.01)

Weighted average common shares outstanding: Basic	61,320,774	59,173,651	61,320,774	57,306,837
Diluted	61,320,774	62,059,278	63,642,098	57,306,837

See the accompanying notes to the condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended JUN 30, 2011	Six months ended JUN 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$280,250	$(258,835)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	38,482	161,844
Amortization of debt discount	-	541,893
Options issued for compensation	409,911	-
Change in operating assets and liabilities
(Increase) decrease in operating assets:
(Increase) decrease in accounts receivable	(2,861,974)	99,120
Increase in inventories	(642,987)	(13,321)
Decrease in prepaid expenses and other	5,494	30,229
(Increase) decrease in vendor deposits	21,000	(1,395,082)
Increase (decrease) in operating liabilities:
Increase in accounts payable	3,294,282	230,042
Increase in accrued expenses and other	216,782	-
Increase (decrease) in deferred revenue	(822,959)	423,919
Net Cash Provided By (Used In) Operating Activities	(61,719)	(180,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(10,934)	-
Purchases of equipment	(40,020)	(10,202)
Net Cash Used In Investing Activities	(50,954)	(10,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	-	214,286
Repayments to shareholder	(124,846)	(24,450)
Net Cash Provided By (Used In) Financing Activities	(124,846)	189,836

NET DECREASE IN CASH AND CASH EQUIVALENTS	(237,519)	(557)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	585,549	1,492,135
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$348,030	$1,491,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes paid	$-	$-
Interest paid	$3,102	$50,550

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for note conversion	$-	$1,000,000

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

JUNE 30, 2011

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Valley Forge Composite Technologies, Inc., a Florida corporation (“VF”), is headquartered in Covington, Kentucky and operates within the following wholly-owned subsidiaries (collectively, the “Company”) (all Florida corporations):

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

During 2011 and 2010, the Company won numerous contracts to produce momentum wheels and various other mechanical devices for special projects.  This represents all of the Company’s revenues during these periods.  In the first quarter of 2011 the Company had a high margin sale that is not expected to reoccur.  In recent years, the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”).  The development and commercialization of THOR is the present focus of VFDS.

Former Shell Company

On July 6, 2006, Quetzal Capital 1, Inc., a Florida corporation and public company (“QC1”), entered into a share exchange agreement with the then shareholders of VF. Under the share exchange agreement, the VF shareholders gained control of QC1.  For financial accounting purposes, the exchange of stock was treated as a recapitalization of VF with the former shareholders of QC1 retaining approximately 11% of the public company.  Prior to the merger, QC1 was a reporting shell corporation with no operations. The share exchange was approved by QC1 and its sole shareholder, Quetzal Capital Funding I, Inc. (“QCF1”), and by VF’s board of directors and a majority of its shareholders.  QC1 changed its name to Valley Forge Composite Technologies, Inc., a Florida corporation.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 11, 2011 and amended on April 18, 2011.

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, accounts receivable, security deposits, due to shareholder and accounts payable.  Except as disclosed in Note 3, the carrying value of these financial instruments approximates their fair value due to their short term maturities.

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

Accounts receivable

Receivables are based on contracted prices and are considered past due when the due date has expired.  Typically, receivables are due within 14-45 days.  The Company sells to customers using credit terms customary in its industry.  Credit is based on the credit worthiness of the customer and collateral is generally not obtained.  Receivables are reviewed for collectability when they become past due.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company provides estimated uncollectible accounts based on prior experience and review of existing receivables.  There was no allowance for doubtful accounts at June 30, 2011 and December 31, 2010.

Inventories

The Company accounts for finished goods inventory by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	JUN 30	DEC 31
	2011	2010

Raw materials	$1,355,099	$609,900
Work in process	-0-	6,738
Finished goods	287,840	383,314
	$1,642,939	$999,952

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

Shipping and Handling Costs

Shipping and handling costs incurred by the Company are included in cost of sales, and shipping charges billed to the customer are included in net sales in the accompanying consolidated statements of operations.

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

Warranties

The Company warrants that Aerospace goods and other mechanical devices delivered under its customer arrangements will conform to applicable technical standards and specifications and will be free from material and manufacture defects. The warranty period is one year and extends to goods subject to normal use by the customer, as defined. Management does not believe any significant warranty exposure exists at June 30, 2011.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred, until such time as management determines the project will have a future use and at that time, such development costs are capitalized and amortized over their useful life.  Research and development expense is included in selling and administrative expenses, and was insignificant in 2011 and 2010.  However, the Company believes it will soon be able to review new Procurement Specifications of the Transportation Security Administration’s Advanced Imaging Technology program.  If the Company concludes a new version of ODIN must be developed in order to comply with the Procurement Specifications, and a business case analysis warrants it, the Company may incur research and development costs, the extent of which is presently unknown.

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

The Company’s policy for interest and penalties on material uncertain tax positions recognized in the financial statements is to classify them as interest expense and operating expense, respectively.  The

Company assessed its uncertain income tax positions for all open tax years and concluded that they have no material liabilities to be recognized at this time.  The Company is no longer subject to federal, state, and local examination by tax authorities for tax years before 2007.

Advertising

Advertising costs are expensed as incurred.  For the six months ended June 30, 2011 and 2010, advertising expense was $1,200 and $40,449, respectively.

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

The following sets forth the computation of earnings per share.

	For the Six Months Ended JUN 30,
	2011	2010
Net income (loss) (A)	$280,250	$(258,835)
Weighted average shares outstanding (B)	61,320,774	57,306,837
Dilutive effect of stock based awards	2,321,324	-
Common stock and common stock equivalents (C)	63,642,098	57,306,837
Income (loss) per share - basic (A/B)	0.01	(0.01)
Income (loss) per share – diluted (A/C)	$0.00	$(0.01)

The Company’s common stock equivalents include the following:

	JUN 30,	JUN 30,
	2011	2010
Class C Warrants	-	2,146,667
Class D Warrants	1,428,574	1,585,717
Class F Warrants	1,300,000	1,300,000
Options	4,050,000	-
Total common stock equivalents	6,778,574	5,032,384

On January 29, 2010, individual investors exercised 600,000 Class F Warrants and received 534,624 shares of common stock.

On February 16, 2010, individual investors exercised 428,572 Class D Warrants and received 428,572 shares of common stock.

On March 29, 2010, individual investors exercised 800,000 Class G Warrants and received 800,000 shares of common stock.

 On June 30, 2010, the Company issued 1,951,515 shares of common stock following the cashless exercise of 2,146,667 MKM Class C Warrants.

 On September 13, 2010, the Company issued 4,050,000 stock options of which 660,000 were vested at December 31, 2010.  See Note 10 for further details.

 On January 1, 2011, an additional 660,000 options vested.  As of June 30, 2011, 1,320,000 options were vested.  See Note 10 for further details.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,502,621 at June 30, 2011.  While the Company had a net profit in the period ended June 30, 2011 of $280,250 it has had a history of losses.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Since its inception in 1996, the Company was involved in the development and sales of advanced scientific technologies. Sales of primarily momentum wheels through the years were sporadic but have been strong in 2011 and 2010. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve customer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to raise additional funds.

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

NOTE 3 – MARKETABLE SECURITIES

The cost and fair value of marketable securities are as follows:

	JUN 30, 2011	DEC 31, 2010
Available for sale equity securities:
Amortized Cost	$519,377	$508,442
Unrealized Loss	4,406	4,379
Fair Value	$514,970	$504,063

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding losses on available-for-sale securities in the amount of $4,406 and $4,379 have been included in accumulated other comprehensive loss at June 30, 2011 and December 31, 2010, respectively.

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

At June 30, 2011 and December 31, 2010, marketable securities consisted of an exchange traded bond fund that was measured using the Level 1 valuation hierarchy.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized below:

	JUN 30,	DEC 31,
	2011	2010
Computers and equipment	$135,065	$135,065
Furniture and fixtures	49,564	49,564
Demonstration units	336,030	296,010
	520,659	480,639
Less accumulated depreciation	(244,716)	(206,234)
	$275,943	$274,405

Depreciation expense for the six months ending June 30, 2011 and 2010 was $38,482 and $7,592.

The Company has incurred $91,939 of capitalized THOR costs, recorded in demonstration units, still under construction and not amortized as of June 30, 2011.  Demonstration units also includes an ODIN unit available for testing by customers.

NOTE 5 – ACCOUNTS PAYABLE

The Company’s 2011 accounts payable include $4,756 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 9.80% per annum and call for total minimum monthly installment payments of $67 as of June 30, 2011. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety during 2011; such amounts have been classified as current.

The remaining accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $5,317,601 of trade accounts and other of $1,350.

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

NOTE 6 – DEFERRED REVENUE

The Company has received $370,806 and $1,193,765, at June 30, 2011 and December 31, 2010, respectively, in cash for orders it intends to ship in the following twelve months.  Per the Company’s revenue recognition policy (see Note 1), generally the revenue will be recognized when goods have been shipped to the customer.  Beginning in December 2010, the Company ceased the requirement of an advance payment on customer orders.

NOTE 7 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM"). The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants contained an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Class C Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Class C warrants were valued and recorded at $500,000.  Accordingly, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $-0- and $250,685 to interest expense during the six months ended June 30, 2011 and 2010, respectively.

On March 22, 2010, MKM converted the entire amount of the $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM and other parties.  The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants contained an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Class D Warrant exercise price to $0.20 per share. In connection with this financing arrangement, the Class D warrants were valued and recorded at $650,000.  Accordingly, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $-0- and $291,209 to interest expense during the six months ended June 30, 2011 and 2010, respectively.

On September 29, 2009, the unrelated individual investors converted their $150,000 note into 428,571 shares of common stock at a conversion price of $0.35 per share.

On March 22, 2010, MKM converted the remaining $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

There were no notes outstanding at June 30, 2011 and December 31, 2010 .

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

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM (Note 7).  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants contain an exercise price of $1.61 per share. In connection with this financing arrangement, the Company valued and recorded the Class C warrants at $500,000.  On September 29, 2008, the Company issued an additional 1,146,667 warrants at $0.75 pursuant to section 2(c) of the Class C warrant agreement.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class C warrants to $0.20 per share.

On June 30, 2010, the Company issued 1,951,515 shares of common stock following the cashless exercise of 2,146,667 MKM Class C Warrants.

On September 29, 2008, the Company secured a financing arrangement with MKM and other unrelated parties.  In connection with the financing, MKM and other unrelated parties were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants contain an exercise price of $0.75 per share.  In connection with this financing arrangement, the Company recorded the Class D warrants at $650,000.  Subsequently, on May 27, 2009, the Company reduced the exercise price of the MKM Class D warrants to $0.20 per share from $0.75 per share.

On February 16, 2010, the Company issued 271,429 shares of common stock following the exercise of 271,429 Class D Warrants and received $54,286 in cash.

On August 23, 2010, the Company issued 157,143 shares of common stock following the exercise of 157,143 Class D Warrants and received $31,429 in cash.

On May 27, 2009, the Company issued 1,900,000 shares of common stock to MKM Capital Advisors and individual investors for $237,500 in cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Class F Warrants to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $0.20 per share.  A total of $302,600 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.16; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 254.69%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72%.

On January 29, 2010, the Company issued 534,624 shares of common stock following the cashless exercise of 600,000 Class F Warrants.

On August 10, 2009, the Company issued 800,000 shares of common stock to individual investors for $100,000 in cash.  In connection with the common stock purchase, the individual investors were issued Class G Warrants to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $0.20 per share.  A total of $143,623 was expensed to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.18; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 270.54%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 0.19%.

On March 29, 2010, the Company issued 800,000 shares of common stock following the exercise of 800,000 Class G Warrants and received $160,000 in cash.

Stock warrant activity for the six months ended June 30, 2011 is summarized as follows:

Weighted
average
	Number	exercise
	of shares	price
Outstanding at January 1, 2011	2,728,574	$0.20
Granted	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at June 30, 2011	2,728,574	$0.20

The following table summarizes the Company's Class D and Class F stock warrants outstanding at June 30, 2011:

			Weighted	Weighted
	Range of		Average	Average
Warrant	Exercise		Remaining	Exercise
Class	Price	Number	Life	Price
D	$0.20	1,428,574	4.25	$0.20
F	$0.20	1,300,000	3.00	$0.20

NOTE 9 – STOCK GRANT

In 2009, the Board of Directors voted to compensate themselves in the form of restricted stock.

On or about November 1, 2010, each director (other than Lou Brothers and Larry Wilhide) received 12,000 shares of restricted stock in one lump sum for payment of the entire year’s service, along with a $12,000 tax gross-up cash payment.  Neither Mr. Brothers nor Mr. Wilhide received any stock or cash compensation for his 2010 service as a director.  During 2011, no director compensation has been recorded.

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

Using the Black-Scholes-Merton option pricing model, management has determined that the options have a value ranging from $1.29 to $1.33.  For the six months ended June 30, 2011 and 2010  the Company recognized compensation cost and an increase in additional paid-in capital of $409,911 and $-0- and an income tax benefit has not been reflected due to an increase in the deferred tax asset valuation allowance. As of June 30, 2011, there was $3,201,057 of total unrecognized compensation cost relating to nonvested stock options.  That cost is expected to be recognized in the years ending December 31, 2011, 2012, 2013, and 2014 in the amounts of $819,823 per year, while $332,500 will be recognized upon the completion of certain sales goals for ODIN and THOR.

The assumptions used and the calculated fair value of the options are as follows:

Expected dividend yield	-0-
Risk-free interest rate	3.78% – 4.99%
Expected life in years	5-7
Expected volatility	180.00%
Weighted average of fair value of options granted	$1.32

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Total Options	Weighted Average Exercise Price
Total Options outstanding, January 1, 2011	4,050,000	$1.38
Granted	--	--
Exercised	--	--
Expired/cancelled	--	--
Total options outstanding, June 30, 2011	4,050,000	1.38

Options exercisable, June 30, 2011	1,320,000	$1.38

	Nonvested Options	Average Fair Value
Nonvested options
Nonvested options, January 1, 2011	3,390,000	$1.32
Granted	--	--
Vested	(660,000)	1.32
Forfeited	--	--
Nonvested options, June 30, 2011	2,730,000	$1.32

At June 30, 2011, vested exercisable options were outstanding for 1,320,000 shares at an exercise price between $1.35 and $1.49.  The weighted average value of the options is $1.32.  Of the vested options, 269,360 options have a remaining life of 4.1 years and expire on September 13, 2015 while 1,050,640 options have a remaining life of 9.1 years and expire on September 13, 2020.  The 2,730,000 nonvested options will vest over the next five to ten years excluding 250,000 which will vest upon completion of certain sales goals for ODIN and THOR.

NOTE 11 – INCOME TAXES

There was no income tax expense or benefit for the periods ended June 30, 2011 and 2010 due to the Company’s historical net losses and changes in its deferred tax asset valuation allowance.

The Company has net operating loss carryforwards for tax purposes that begin to expire in 2028 if not utilized.  Utilization of the Company’s net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 12 - DESCRIPTION OF LEASING ARRANGEMENTS

On September 1, 2006, the Company entered into a lease of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The term of the lease is for five years ending in August, 2011.  The Company has decided to extend the lease an additional five years and six months commencing on September 1, 2011 and expiring February 28, 2017.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the periods ended June 30, 2011 and 2010 was $50,060 and $48,670, respectively.

The following is a schedule of future minimum lease payments required under the leases as of June 30, 2011:

Period Ending JUN 30	Amount
2012	$32,655
2013	45,720
2014	46,855
2015	48,014
2016	49,203
Thereafter	33,546
$255,993

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company made a $25,000 payment to Mr. Brothers on January 24, 2011 related to the due to shareholder balance.  Of that payment, $1,272 was applied to accrued but unpaid interest, and the remaining $23,728 was applied to reduce the principal amount owed to Mr. Brothers.  On June 30, 2011, the Company made a $103,728 payment to Mr. Brothers.  Of that payment, $2,610 was applied to accrued interest and the remaining $101,118 was applied to retire the principal amount owed to Mr. Brothers.

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

For the periods ended June 30, 2011 and 2010, the Company incurred expenses for accounting services of $50,307 and $33,325, respectively, to a firm related to a member of the board of directors.

On August 11, 2006, CTCEG loaned the Company $42,000.  During the third quarter of 2010, the Company made a payment of $49,134 against the amounts owed to Coast to Coast Equity Group, Inc.   Of that payment $7,134 was applied to accrued but unpaid interest, and the remaining $42,000 was applied to retire the principal amount owed to Coast to Coast Equity Group, Inc.

As of June 30, 2011, the Company owed $50,000 to L & M Consulting (“L&M”) which is owned by Louis Brothers, Jr., the son of Louis Brothers, Sr., the Company’s president and chief executive officer.  The Company retained L&M, to provide information technology consulting services.  Louis Brothers, Sr., has no interest in the amounts paid to his son.  This amount does not bear interest and is expected to be paid during 2011.

NOTE 14 – CONCENTRATION AND CREDIT RISK

During the period ended June 30, 2011, two customers individually accounted for 8 9 % and 1 1 % of the Company’s total revenues.  During the period ended June 30, 2010, two customers accounted for 95% and 5% of the Company’s total revenues.  A reduction in sales from or loss of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s entire June 30, 2011 accounts receivable balance of $4,853,876 is from one customer.  The accounts receivable balance of $1,991,902 is from one customer as of December 31, 2010.  The customer is a multinational corporation.  The Company has not experienced any bad debts from th is customer.

The Company receives its inventory from approximately eight suppliers.  The Company has an accounts payable balance to these suppliers of $5,268,247 and $1,912,577 as of June 30, 2011 and December 31, 2010, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation and disputes arising in the ordinary course of business.  While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  On July 15, 2011, the first accepted work order was transmitted to the Company by ISU.

The Company has entered into an agreement to purchase $506,000 of inventory from a manufacturer and has not received the goods as of June 30, 2011.

The Company has entered into an agreement with a manufacturer to build a component for THOR.  The contract amount was $99,200 and the Company has incurred costs of $84,620 as of June 30, 2011.

NOTE 16 – SUBSEQUENT EVENTS

We have evaluated the period from June 30, 2011 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we have identified the following events:

Arbitration Claim filed by Advanced Technology Development, Inc. (“ATD”)

The Company has been involved in a dispute with ATD over a contract to purchase certain products and materials and on July 31, 2011, Phillip O’Neil, Jr., the arbitrator, issued an Interim Award pending the issuance of a Final Award.  The arbitrator determined that the Company breached the Scanner Agreement by failing to pay ATD $228,194.  Because ATD never actually delivered a second unit, the Arbitrator has ordered the parties to brief the issue of damages, interest, costs and attorney fees before a Final Award will be issued.  The Arbitrator also found that the Company breached the Space Supply Contract and balance of $42,376 is owed, plus interest.  The Company recorded an estimated charge of $150,000 related to this matter.

Compensatory Arrangements of Certain Officers

On August 8, 2011, the Board of Directors of Valley Forge Composite Technologies, Inc. (the “Company”) approved an amendment to the Incentive Stock Option Master Agreement and the Non Qualified Stock Option Master Agreement previously adopted as part of the Company’s 2008 Equity Incentive Plan (a) to provide for a different vesting schedule, (b) to permit the vesting of unvested options upon Change of Control as defined in the Plan and (c) to permit, in the Board’s discretion, alternative means of payments to exercise options.  No change was made to the vesting schedule for options previously granted

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of such words as may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

We believe that the impact of inflation and changing prices on our net sales and revenues and on income from continuing operations has been inconsequential.

Liquidity and Capital Resources

Between January 1, 2011 and June 30, 2011, our capital requirements have largely been met through sales of products other than THOR or ODIN. We recorded sales of $9,580,975 from the sale of various Aerospace products and other mechanical devices in the first half of 2011.  We are currently evaluating whether additional capital requirements are needed for 2011.  We anticipate that income from sales of such products will be sufficient to finance our ongoing operating requirements in 2011. To the extent we make sales of ODIN or THOR systems in 2011, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. However, there are no assurances this will occur.  The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses.

We have incurred losses for the past two fiscal years but had comprehensive income of $280,223 for the six months ended June 30, 2011.

Historically, we have relied on gross profit from revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the six months ended June 30, 2011, we received cash proceeds of $4,021,860 from sales of various products and $2,784,352 from accounts receivable outstanding at December 31, 2010.  For the year ended December 31, 2010, we received cash proceeds of $16,782,487 from sales of various products, $335,365 from customer deposits, and $245,714 from amounts paid to exercise warrants resulting in the issuance of common stock.

For the year ended December 31, 2010, we issued 6,631,854 shares of our common stock.  Management anticipates that we may continue to issue shares for expansion of our business in the short term.

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

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 37 month non-cancelable operating leases, expiring August 2011 and December 2011, respectively.  The office lease was extended for an additional five years and six months until February 28, 2017,  Base rent is $5,940 per month. At June 30, 2011, future minimum payments for operating leases related to our office and manufacturing facilities were $255,993 through February 2017.

Our total current liabilities increased to $5,942,181 at June 30, 2011 compared to $3,378,922 at December 31, 2010. Our total current liabilities at June 30, 2011 included accounts payable of $5,323,707, accrued expenses of $247,668, and deferred revenue of $370,806.

Results of Operations

The following discussions are based on the unaudited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the six months ended June 30, 2011 and 2010, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-Q for the six months ended June 30, 2011.

SUMMARY COMPARISON OPERATING RESULTS

	SIX MONTHS ENDED JUN 30, 2011	SIX MONTHS ENDED JUN 30, 2010
Gross Profit	$1,590,496	$1,140,388
Total operating expenses	1,168,090	899,239
Income from operations	422,406	241,149
Total other income (expense)	(142,156)	(499,984)
Net income (loss)	280,250	(258,835)
Other comprehensive loss	(27)	--
Comprehensive income (loss)	$280,223	$(258,835)
Net income (loss) per share	$0.01	$(0.01)

To date, no revenues have been attributable to sales from ODIN or THOR.  All sales for the first six months of 2011 and 2010 have been for Aerospace Products and other mechanical devices.  We have experienced an increase in revenues due to an increase in efforts in this area.  Gross profit in 2011 includes approximately $1,000,000 from an order that is not expected to continue.

Our operating expenses have generally increased for the six months ended June 30, 2011, compared with the six months ended June 30, 2010.  The major component of our operating expenses consisted of selling and administrative expenses and share-based payments.  For the six months ended June 30, 2011 and 2010, our selling and administrative expenses were $758,179 and $899,239, and our share-based payments, which included stock option compensation expense, was $409,911 and $-0-, respectively.

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

The following chart provides a breakdown of our sales in 2011 and 2010.

		SIX MONTHS ENDED JUN 30, 2011		SIX MONTHS ENDED JUN 30, 2010
Valley Forge Detection Systems, Inc.	$		$
Valley Forge Aerospace, Inc.		9,580,975		8,155,774
Valley Forge Imaging, Inc.
Valley Forge Emerging Technologies, Inc.
Totals per financial statements:		$9,580,975		$8,155,774

Our total operating expense was $1,168,090 and $899,239 for the six months ended June 30, 2011 and 2010.

Our average monthly cost of operations from January 2011 through June 2011 was $194,682. Excluding aggregate non-cash charges of $38,482 for depreciation and $409,911 for option compensation, our average monthly cost of operations from January 2011 through June 2011 was $119,950.

As of June 30, 2011, we had $348,030 in cash remaining as well as $514,970 of marketable securities.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for seven months, at which time we will have to obtain additional capital funding in the absence of obtaining additional cash from other sources. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government and/or customer approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from any sales of ODIN units; and (3) whether additional cash infusions are obtained via the exercise of outstanding warrants or from other sources or (4) continued sales of our standard products. We do not expect to receive significant cash payments for THOR or ODIN sales during the remainder of 2011.  While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. That demonstration unit has been returned and no sale occurred. Although the unit performed according to specifications, we do not have a forecast of how long it may take to realize revenues from any sales of such units.  Although we presently have enough cash to fund operations for seven months, we have no immediate plans to raise additional capital because we believe profits from sales of momentum wheels and other products will be sufficient to cover operating expenses for at least an additional seven months.  However, we are refining our cash flow forecast and if warranted, we will seek to raise additional capital through commercial loans and other financing sources.

Other than for general operational and payroll expenses, which may also include the payment of additional research and development and marketing expenses, the Company’s day-to-day operations are not expected to change materially until such time as we commence production and then the delivery of the first commercial THOR devices or sales orders for any ODIN units. We do not anticipate having significant additional research and development expenses during the next twelve months, but such expenses may be necessary to facilitate the obtaining necessary approvals before we can commence production of the THOR system or to facilitate the execution of new contracts.

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  On July 15, 2011, the first accepted work order (“Work Order”) was transmitted to the Company. The Work Order is the first request for services under the Agreement.  The Work Order has a deliverable date of September 30, 2011 and requires preliminary research steps and related deliverables.

If the Company and ISU negotiate and execute additional work orders, then, pursuant to the CSA, ISU will assist the Company in reviewing the THOR design, using Company-supplied components to assemble an accelerator and demonstrating that accelerator to the Company’s customers.  The Company will compensate ISU for hourly labor and for materials and sub-contracting costs.  The Company and ISU will jointly hold all right, title and interest in any invention the parties jointly make resulting from services performed under the Agreement.  To the extent ISU holds an interest in an Encumbered Invention, as such term is defined in the Agreement, the Company has the option to negotiate an exclusive (for a time to be determined), worldwide, royalty-bearing license to make, use or sell under any Encumbered Invention.  If we do issue additional work orders we may have additional research and development expense.

In the coming months, the Company will refine its estimates of its capital requirements based on any quantities of THOR and ODIN units ordered and the terms of any license the Company is able to negotiate with Lawrence Livermore National Laboratories.

Description of Critical Accounting Policies and Estimates, Going Concern, and Fair Value of Financial Instruments

This section of our Form 10-Q contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, our revenue recognition policy, and the effect on our financial statements of recent accounting pronouncements.  A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 1 to the financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, security deposits, accounts receivable, amount due to shareholder, and accounts payable.  Except as discussed in Note 3, the carrying values of these financial instruments approximates their fair value due to their short term maturities.

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

On October 30, 2009, the Company and its president and director, Louis J. Brothers, were both named as defendants in a civil complaint filed on that date in the Third Judicial District Court in and for Salt Lake County, Utah by shareholder William A. Rothstein. The complaint has been served on Mr. Brothers and the Company. The five-count complaint alleges that the defendants committed fraud, violated the Utah Uniform Securities Act (Ut. Code Ann. §61-1-1, et seq.), made negligent misrepresentations, breached a fiduciary duty to shareholders, and breached a settlement agreement and seeks unspecified compensatory and punitive damages and attorney’s fees.  The complaint alleges that Mr. Brothers misrepresented the timetable in which the Company’s THOR LVX technology would receive government approvals and the number of Department of Energy employees working on the THOR project and thereby induced plaintiffs to invest in the Company’s securities in 2006.  The Company and Mr. Brothers filed a motion to dismiss the complaint based upon the Utah court’s lack of personal jurisdiction over the Company and Brothers.  The Honorable Judge Kate Toomey denied the motion to dismiss on December 13, 2010; Mr. Brothers and the Company filed an answer to the complaint denying all claims.  The Company cannot provide any assurances on the outcome of the matter.

Coast To Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 090A-11229 (Fla. 12 th Jud. Cir.)

On November 11, 2009, the Company and its president and director, Louis J. Brothers, were served with a civil complaint naming both of them as defendants. The complaint was filed on or about October 28, 2009 in circuit court in Manatee County, Florida by shareholder, Coast To Coast Equity Group, Inc.  ("CTCEG") The complaint alleges that the defendants breached a consulting services agreement by not reimbursing plaintiff for $44,495.18 in expenses, committed fraud, pleaded for the rescission of a standby equity agreement in the amount of $500,000, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney's fees.  As it pertains to non-contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff's proceeds which were to be allocated towards the purchase of an ODIN unit.

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

The Company and Mr. Brothers deny all allegations and have filed an Answer and Affirmative Defenses; raising numerous defenses to the claims.   They also intend to file applicable counterclaims and possible third party claims, but they cannot provide assurances as to the outcome of the matter.  The matter is scheduled for trial during the trial period beginning March 12, 2012.

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

Arbitration Claim filed by Advanced Technology Development, Inc.

During the period between July 9th and 13th, 2010, the Company, Louis J. Brothers and Larry K. Wilhide were served by mail courier with a Statement of Claim (“Statement”) filed with the American Arbitration Association by Advanced Technology Development, Inc. (“ATD”).  Summarizing in general terms, ATD’s arbitration claims one through four are based upon allegations the Company failed to perform or pay ATD for goods pursuant to two separate supply contracts. Claims five through eight are based upon the Company’s activities in the promotion and sale of the ODIN imaging device.  Claims nine through thirteen are based upon the Company’s alleged misuse of ATDs’ “ULDRIS” mark.  The final claim seeks injunctive relief.  The nature of the claims is discussed in greater detail in the Subsequent Events discussion of the Company’s Form 10-Q filed with the SEC for the second quarter of 2010 on May 16, 2011.

The parties agreed to the appointment of Phillip D. O’Neil, Jr. as the Sole Arbitrator and the arbitration proceeding was heard from April 27 through April 29, 2011.  On July 31, the Arbitrator issued an Interim Award, finding that the Company breached the Scanner Agreement by failing to pay ATD $228,194.  Because ATD never actually delivered a second unit, the Arbitrator has ordered the parties to brief the issue of damages, interest, costs and attorney fees before a Final Award will be issued.  The Arbitrator also found that the Company breached the Space Supply Contract and balance of $42,376 is owed, plus interest.  The Company recorded an estimated charge of $150,000 related to this matter.

The Arbitrator dismissed ATD’s claim for lost profits of $3.6 million and dismissed ATD’s claim that the Company wrongfully represented that the Company developed the scanner.  Likewise, claims pertaining to misappropriation of confidential/proprietary information were dismissed.  Additionally, the Arbitrator dismissed ATD’s claims for unfair completion, tortious interference and misappropriation and dismissed ATD’s claim for $1,000,000 for lost brokerage commission on a satellite sale.  The Company’s counterclaim against ATD for $200,000 was dismissed.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information

Demand for Action Letter

On April 24, 2011, the Company and its Board of Directors received a letter entitled “Demand for Action” wherein an attorney representing a class of shareholders alleges facts to support the following claims:  “Fraudulent Misrepresentation and Concealments in Violation of §10(b) of the Securities Exchange Act of 1934 and S.E.C. Rule 10b-5,” “Selective Disclosure of, and Failure to Disclose, Material Information, In Violation of Regulation FD”; and “Breaches of Fiduciary Duty”.  The letter does request any monetary damages, but rather seeks a reduction in the number of Board of Directors seats from seven to six, the appointment of three “Independent Directors” and a requirement that the Board must approve all “material decisions in the Company.”  The letter further demands the Company hire “an investor / public relations firm,” a CFO experienced in “Wall Street investor relations” and other personnel, along with rescission of options granted to Messrs. Brothers and Wilhide.  The Company’s counsel has responded to the letter and the Board of Directors is examining how best to investigate the factual allegations claimed in the letter. In subsequent correspondence, the attorney indicated that damages in excess of $10 million will be sought in litigation.

On June 30, 2011 the attorney representing a class of shareholders, accused the Company’s in-house and outside counsel of failing to transmit the April 24, 2011 demand letter to the Board of Directors and demanding that outside counsel recuse himself.   The email further states that outside counsel and the Company “have until Tuesday, July 5, 2011 to explain yourselves to me, and for VLYF to advise whether and how VLYF is addressing the matters at issue.”   The Company through outside counsel responded on July 5, 2011 indicating that the Board of Directors had in fact been informed of the demand letter and that the Board of Directors has not been able to reach any decisions because the Company’s request for additional information has been ignored.  To date, no lawsuit has been filed, although the Company can offer no assurances that no lawsuit will be filed in the future.

Item 6. Exhibits

The following exhibit index lists Exhibits filed herewith , or in the case of Exhibits 32.1 and 32.2, furnished with the Quarterly Report on Form 10-Q:

(a) Exhibit Index

Exhibit No.	Description
10.1	Consulting and Services Agreement dated January 31, 2011 between the Company and Idaho State University
31.1	13a-14(a)-15d-14(a) Certification - Louis J. Brothers
31.2	13a-14(a)-15d-14(a) Certification - Louis J. Brothers
32.1	18 U.S.C. § 1350 Certification - Louis J. Brothers
32.2	18 U.S.C. § 1350 Certification - Louis J. Brothers
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Users of the XBRL data referenced above are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: August 15, 2011	By:	/s/ Louis J. Brothers
Louis J. Brothers
President , Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer )