Form 10-Q
period 2011-09-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2011-11-21
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-51420

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	20-3061892
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

50 East River Center Blvd., Suite 820, Covington, KY	41011
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (859) 581-5111

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

The number of shares outstanding of the issuer’s common stock, ($0.001 par value per share) as of November 21, 2011 was 62,066,928 shares.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

EXPLANATORY NOTE - RESTATEMENT

As previously reported on Valley Forge Composite Technologies, Inc.’s (the “Company’s”) Current Report on Form 8-K, dated November 3, 2011, as amended by the Current Report on Form 8-K/A, Amendment No. 1, dated November 14, 2011, the consolidated financial statements in the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2010 (“2010 Third Quarter Form 10-Q”) contained an error in the timing of revenue recognition related to the shipment of certain products scheduled to be shipped in September 2010 but not actually shipped until October 2010, and did not include an expense for the September 2010 portion of option compensation for options that vested on January 1, 2011, and should no longer be relied upon.  The Company also reported that it would file an amended 2010 Third Quarter Form 10-Q.  Subsequently, the Company determined that it would be more useful to stockholders to include amended and restated consolidated financial statements for the fiscal period ended September 30, 2010 in this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2011 (“2011 Third Quarter Form 10-Q”) rather than filing an amended 2010 Third Quarter Form 10-Q.

As more fully described in the Notes to the Condensed Consolidated Financial Statements contained in this 2011 Third Quarter Form 10-Q, these changes resulted in an increase in the comprehensive net loss for the three and nine months ended September 30, 2010 of $265,202.  These corrections have no impact on our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2010 or the Quarterly Reports on Form 10-Q filed for the fiscal periods ended March 31, 2011 and June 30, 2011.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Valley Forge Composite Technologies, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report references to “Valley Forge,” “the Company,” “we,” “us,” and “our” refer to Valley Forge Composite Technologies, Inc. and its subsidiaries.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEP 30, 2011	DEC 31, 2010
	(unaudited)

Current assets:
Cash and cash equivalents	$201,082	$585,549
Marketable securities	509,304	504,063
Accounts receivable	4,506,676	1,991,902
Inventories	2,567,703	999,952
Prepaid expenses and other	32,050	47,852
Deposits with vendors	-	21,000
Total current assets	7,816,815	4,150,318
Property and equipment, net	260,844	274,405

Non-current assets:
Patent license	40,000	-
Security deposits	5,535	5,535
Total non-current assets	45,535	5,535

Total Assets	$8,123,194	$4,430,258

Current liabilities:
Accounts payable	$5,910,711	$2,029,425
Accrued expenses and other	300,000	30,886
Deferred revenue	331,351	1,193,765
Due to shareholder	-	124,846
Total current liabilities	6,542,062	3,378,922
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000
shares authorized; 61,320,774 issued and
outstanding at September 30, 2011 and December 31, 2010	61,321	61,321
Additional paid-in capital	11,460,748	10,777,265
Accumulated deficit	(9,926,387)	(9,782,871)
Accumulated other comprehensive loss	(14,550)	(4,379)
Total shareholders' equity	1,581,132	1,051,336

Total Liabilities and Shareholders' Equity	$8,123,194	$4,430,258

See the accompanying notes to the condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the nine months ended
	SEP 30,		SEP 30,
	2011	2010	2011	2010
		(as restated)		(as restated)

Sales	$1,756,042	$4,726,687	$11,337,017	$12,882,461
Cost of sales	1,434,593	4,093,643	9,425,071	11,109,028

Gross Profit	321,449	633,044	1,911,946	1,773,433

Costs and expenses
Selling and administrative expenses	327,427	381,975	1,085,606	1,281,215
Share-based payments	273,571	1,009,201	683,483	1,009,201
	600,998	1,391,176	1,769,089	2,290,416

Income (loss) from operations	(279,549)	(758,132)	142,857	(516,983)

Other non-operating income (expense)
Interest expense	-	(3,519)	(3,102)	(552,037)
Litigation income (expense)	(150,000)	13,941	(300,000)	62,441
Investment income	5,783	212	16,729	246

Net loss	$(423,766)	$(747,498)	$(143,516)	$(1,006,333)

Other comprehensive loss
Unrealized gain (loss) on available
for sale securities	(10,144)	2,440	(10,171)	2,440

Comprehensive loss	$(433,910)	$(745,058)	$(153,687)	$(1,003,893)

Loss per common share
Basic and Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding
Basic and Diluted	61,320,774	61,104,490	61,320,774	58,601,068

See the accompanying notes to the condensed consolidated financial statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended
	SEP 30,
	2011	2010
		(as restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(143,516)	$(1,006,333)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Depreciation and amortization expense	59,044	180,593
Amortization of debt discount	-	541,893
Share-based payments	683,483	1,009,201
(Increase) decrease in operating assets:
(Increase) decrease in accounts receivable	(2,514,774)	(1,091,773)
Increase in inventories	(1,567,751)	(634,906)
Decrease in prepaid expenses and other	15,802	56,306
Decrease in vendor deposits	21,000	-
Increase (decrease) in operating liabilities:
Increase (decrease) in accounts payable	3,881,286	(487,410)
Increase in accrued expenses and other	269,114	-
Increase (decrease) in deferred revenue	(862,414)	1,058,439
Net Cash Used In Operating Activities	(158,726)	(373,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(15,412)	(500,000)
Patent license	(40,000)	-
Purchases of equipment	(45,483)	(121,280)
Net Cash Used In Investing Activities	(100,895)	(621,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	-	245,714
Repayments of convertible debt		(42,000)
Repayments to shareholder	(124,846)	(24,450)
Net Cash Provided By (Used In) Financing Activities	(124,846)	179,264

NET DECREASE IN CASH AND CASH EQUIVALENTS	(384,467)	(816,006)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	585,549	1,492,135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$201,082	$676,129

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$3,102	$57,684

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for note conversion	$-	$1,000,000

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2011

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Valley Forge Composite Technologies, Inc., a Florida corporation (“VF”), is headquartered in Covington, Kentucky, and operates within the following wholly-owned subsidiaries (collectively, the “Company”) (all Florida corporations):
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

During 2011 and 2010, the Company won numerous contracts to produce momentum wheels and various other mechanical devices for special projects.  This represents all of the Company’s revenues during these periods.  In the first quarter of 2011, the Company had a high margin sale of a product containing a sensor that is no longer available, enabling the Company to charge a premium.  Sale of this product is not expected to reoccur.  In recent years, the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR LVX photonuclear detection system (“THOR”). The development of the THOR advanced explosives detection system was completed in Russia in 2009.  We are currently focused on being able to assemble a demonstration unit to further our efforts in marketing, manufacturing and distribution of THOR in the United States and other countries.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, accounts receivable, security deposits, amount due to shareholder and accounts payable.  Except as disclosed in Note 3, the carrying value of these financial instruments approximates their fair value due to their short term maturities.

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

Accounts receivable

Receivables are based on contracted prices and are considered past due when the due date has expired.  Typically, receivables are due within 30 -180 days.  The Company sells to customers using credit terms customary in its industry.  Credit is based on the credit worthiness of the customer and collateral is generally not obtained.  Receivables are reviewed for collectability when they become past due.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company provides estimated uncollectible accounts based on prior experience and review of existing receivables.  There was no allowance for doubtful accounts at September 30, 2011 and December 31, 2010.

Inventories

The Company accounts for inventories by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	SEP 30	DEC 31
	2011	2010
	(unaudited)

Raw Materials	$2,290,870	$609,900
Work in process	-	6,738
Finished goods	276,833	383,314
	$2,567,703	$999,952

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

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

Warranties

The Company warrants that Aerospace goods and other mechanical devices delivered under its customer arrangements will conform to applicable technical standards and specifications and will be free from material and manufacture defects. The warranty period is one year and extends to goods subject to normal use by the customer, as defined. Management does not believe any significant warranty exposure exists at September 30, 2011.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred.  Research and development expense is included in selling and administrative expenses, and was insignificant in 2011 and 2010.  However, the Company believes it will soon be able to review new Procurement Specifications of the Transportation Security Administration’s Advanced Imaging Technology program.  If the Company concludes a new version of ODIN should be developed in order to comply with the Procurement Specifications, the Company may incur research and development costs, the extent of which is presently unknown.

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

The Company’s policy for interest and penalties on material uncertain tax positions recognized in the financial statements is to classify them as interest expense and operating expense, respectively.  The Company assessed its uncertain income tax positions for all open tax years and concluded that they have no material liabilities to be recognized at this time.  The Company is no longer subject to federal, state, and local examination by tax authorities for tax years before 2008.

Advertising

Advertising costs are expensed as incurred.  For the three months ended September 30, 2011 and 2010, advertising expense was $1,207 and $20,494, respectively.

Advertising costs are expensed as incurred.  For the nine months ended September 30, 2011 and 2010, advertising expense was $2,407 and $60,944, respectively.

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

The following sets forth the computation of earnings per share:

	For the Nine Months Ended
	SEP 30,
	2011	2010
	(unaudited)	(unaudited)
		(as restated)
Net loss	$(143,516)	$(1,006,333)
Weighted average shares outstanding	61,320,774	58,601,068
Loss per share - basic and diluted	$(0.00)	$(0.02)

The Company’s common stock equivalents include the following:

	SEPT 30,	SEPT 30,
	2011	2010
	(unaudited)	(unaudited)
		(as restated)
Class D Warrants	1,428,574	1,428,574
Class F Warrants	1,300,000	1,300,000
Options	4,050,000	4,050,000
	6,778,574	6,778,574

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

On September 13, 2010, the Company issued 4,050,000 stock options of which 660,000 were vested at December 31, 2010. See Note 11 for further details.

On January 1, 2011, an additional 660,000 options vested. As of September 30, 2011, 1,320,000 options were vested. See Note 11 for further details.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,926,387 at September 30, 2011, net losses of $143,516 and cash used in operations of $158,726 for the nine months ended September 30, 2011.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management may attempt to raise additional funds by way of borrowings or a public or private offering of its securities, which includes selling stock to Lincoln Park Capital LLC under terms disclosed in Note 17 “Subsequent Events” below.  While the Company believes in the viability of its strategy to improve sales volume and its ability to raise additional funds, there can be no assurances to that effect.

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

NOTE 3 – MARKETABLE SECURITIES

The cost and fair value of marketable securities are as follows:

	SEP 30,	DEC 31,
	2011	2010
	(unaudited)
Available for sale equity securities:
Amortized Cost	$523,854	$508,442
Unrealized Loss	(14,550)	(4,379)
Fair Value	$509,304	$504,063

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding losses on available-for-sale securities in the amount of $14,550 and $4,379 have been included in accumulated other comprehensive loss at September 30, 2011 and December 31, 2010, respectively.

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

At September 30, 2011 and December 31, 2010, marketable securities consisted of an exchange traded bond fund that was measured using the Level 1 valuation hierarchy.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized below:

	SEP 30,	DEC 31,
	2011	2010
	(unaudited)
Computers and equipment	$136,643	$135,065
Furniture and fixtures	49,564	49,564
Demonstration units	339,915	296,010
	526,122	480,639
Less: accumulated depreciation	(265,278)	(206,234)
	$260,844	$274,405

Depreciation expense for the nine months ending September 30, 2011 and 2010 was $59,044 and $62,955.

The Company has incurred $95,824 and $51,919 of capitalized THOR costs, recorded in demonstration units, still under construction and not amortized as of September 30, 2011 and December 31, 2010.  Demonstration units also includes an ODIN unit available for testing by customers.

NOTE 5 – PATENT LICENSE

On September 22, 2011, the Company announced that it signed a definitive agreement for an exclusive license with Lawrence Livermore National Security, LLC (an affiliate of Lawrence Livermore National Laboratory (“LLNS”)) for certain patents covering an advanced accelerator-detector complex for high efficiency detection of hidden explosives.  The patents are those that may ultimately issue from two provisional patent applications filed by LLNS and related to inventions resulting from work done under a Cooperative Research and Development Agreement.  Pursuant to the license, Valley Forge paid LLNS license issue fees of $40,000 in the third quarter of 2011 and will make royalty payments equal to 6% of net sales, subject to a minimum annual royalty of $30,000 beginning in 2014, $50,000 in 2015 and $60,000 in 2016 and thereafter during the term of the agreement, expiring December 5, 2030.

The patent license will be amortized over 19 years and three months until the expiration of the patents, if granted, on December 5, 2030.

NOTE 6 – ACCOUNTS PAYABLE

The Company’s 2011 accounts payable include $6,248 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 9.65% per annum and call for total minimum monthly installment payments of $70 as of September 30, 2011. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety within 12 months; such amounts have been classified as current.

The remaining 2011 accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $5,904,463 of trade accounts.

The Company’s 2010 accounts payable include $10,863 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 11.39% per annum and call for total minimum monthly installment payments of $106 as of December 31, 2010. However, since amounts may be due on demand, and it is the Company’s intent to pay such balances in their entirety during 2011; such amounts have been classified as current.

The remaining 2010 accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $2,017,212 of trade accounts and other of $1,350.

NOTE 7 – DEFERRED REVENUE

The Company has received $331,351 and $1,193,765, at September 30, 2011 and December 31, 2010, respectively, in cash for orders it intends to ship in the following twelve months.  Per the Company’s revenue recognition policy (see Note 1), generally the revenue will be recognized when goods have been shipped to the customer.  Beginning in December 2010, the Company ceased the requirement of an advance payment on customer orders.

NOTE 8 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM"). The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years which was due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants contained an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Class C Warrant exercise price to $0.20 per share. The Company reduced the warrant exercise price to $0.20 per share as part of the terms of an additional round of financing from its Class C and Class D warrant holder.  The difference between the warrants’ fair value immediately before and after the modification of the exercise price was insignificant and, therefore, no related expense was recorded.  In connection with this financing arrangement, the Class C warrants were valued and recorded at $500,000.  Accordingly, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $-0- and $250,685 to interest expense during the nine months ended September 30, 2011 and 2010, respectively.

On March 22, 2010, MKM converted the entire amount of the $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM and other parties.  The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants contained an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Class D Warrant exercise price to $0.20 per share.  The Company reduced the warrant exercise price to $0.20 per share as part of the terms of an additional round of financing from its Class C and Class D warrant holder.  The difference between the warrants’ fair value immediately before and after the modification of the exercise price was insignificant and, therefore, no related expense was recorded.  In connection with this financing arrangement, the Class D warrants were valued and recorded at $650,000.  Accordingly, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $-0- and $291,209 to interest expense during the nine months ended September 30, 2011 and 2010, respectively.

On September 29, 2009, the unrelated individual investors converted their $150,000 note into 428,571 shares of common stock at a conversion price of $0.35 per share.

On March 22, 2010, MKM converted the remaining $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

There were no notes outstanding at September 30, 2011 and December 31, 2010.

NOTE 9 – SHAREHOLDERS’ EQUITY

On July 6, 2006, the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG (Note 1).  These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  The Company believes all of the Class A warrants expired on May 14, 2009. CTCEG is disputing whether these Class A warrants have expired.

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

Common Stock Warrants

On July 3, 2008, the Company secured a financing arrangement with MKM (Note 8).  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants contain an exercise price of $1.61 per share. In connection with this financing arrangement, the Company valued and recorded the Class C warrants at $500,000.  On September 29, 2008, the Company issued an additional 1,146,667 warrants at $0.75 pursuant to section 2(c) of the Class C warrant agreement.  The Company reduced the warrant exercise price to $0.20 per share as part of the terms of an additional round of financing from its Class C and Class D warrant holder.  The Company believed that accepting this term was necessary in order to close the financing (the sale of stock and warrants on May 27, 2009) and to keep the Company operating.  No accounting entries were recorded in connection with reducing the exercise price.  The difference between the warrants’ fair value immediately before and after the modification of the exercise price was insignificant and, therefore, no accounting entry was made.

On June 30, 2010, the Company issued 1,951,515 shares of common stock following the cashless exercise of 2,146,667 MKM Class C Warrants.

On September 29, 2008, the Company secured a financing arrangement with MKM and other unrelated parties.  In connection with the financing, MKM and other unrelated parties were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants contain an exercise price of $0.75 per share.  In connection with this financing arrangement, the Company recorded the Class D warrants at $650,000.  The Company reduced the warrant exercise price to $0.20 per share as part of the terms of an additional round of financing from its Class C and Class D warrant holder.  The Company believed that accepting this term was necessary in order to close the financing (the sale of stock and warrants on May 27, 2009) and to keep the Company operating.  No accounting entries were recorded in connection with reducing the exercise price.  The difference between the warrants’ fair value immediately before and after the modification of the exercise price was insignificant and, therefore, no accounting entry was made.

On February 16, 2010, the Company issued 271,429 shares of common stock following the exercise of 271,429 Class D Warrants and received $54,286 in cash.

On August 23, 2010, the Company issued 157,143 shares of common stock following the exercise of 157,143 Class D Warrants and received $31,429 in cash.

On May 27, 2009, the Company issued 1,900,000 shares of common stock to MKM Capital Advisors and individual investors for $237,500 in cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Class F Warrants to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $0.20 per share.  A total of $302,600 was expensed relating to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.16; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 254.69%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.72%.

On January 29, 2010, the Company issued 534,624 shares of common stock following the cashless exercise of 600,000 Class F Warrants.

On August 10, 2009, the Company issued 800,000 shares of common stock to individual investors for $100,000 in cash.  In connection with the common stock purchase, the individual investors were issued Class G Warrants to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $0.20 per share.  A total of $143,623 was expensed relating to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.18; Strike price of $0.20 per share; Time to expiration (days) of 1,826; Expected volatility of 270.54%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 0.19%.

On March 29, 2010, the Company issued 800,000 shares of common stock following the exercise of 800,000 Class G Warrants and received $160,000 in cash.

Stock warrant activity for the nine months ended September 30, 2011 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at January 1, 2011	2,728,574	$0.20
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2011	2,728,574	$0.20

The following table summarizes the Company's Class D and Class F stock warrants outstanding at September 30, 2011:

Warrant Class	Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
D	$0.20	1,428,574	4	$0.20
F	$0.20	1,300,000	3.75	$0.20

NOTE 10 – STOCK GRANT

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

On September 29, 2011, the Board of Directors of the Company authorized the issuance of 96,000 shares of common stock, for 2011 services, distributed to the five Board members and three executive officers of the Company. The Company has record 75% of the annual cost of this compensation at September 30, 2011.  The recipients are required to remain in service through December 31, 2011.

NOTE 11 – STOCK OPTIONS

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

Using the Black-Scholes-Merton option pricing model, management has determined that the options have a value ranging from $1.29 to $1.33.  For the nine months ended September 30, 2011 and 2010  the Company recognized compensation cost and an increase in additional paid-in capital of $614,867 and $1,009,201 and an income tax benefit has not been reflected due to an increase in the deferred tax asset valuation allowance. As of September 30, 2011, there was $2,997,302 of total unrecognized compensation cost relating to unvested stock options.  That cost is expected to be recognized in the years ending December 31, 2011, 2012, 2013, and 2014 in the amounts of $819,823 per year, while $332,500 will be recognized upon the completion of certain sales goals for ODIN and THOR.

The assumptions used and the calculated fair value of the options are as follows:

Expected dividend yield	-0-
Risk-free interest rate	3.78% - 4.99%
Expected life in years	5-7
Expected volatility	180.00%
Weighted average of fair value of options granted	$1.32

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Total Options	Weighted Average Exercise Price
Total options outstanding, January 1, 2011	4,050,000	$1.38
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Total options outstanding, September 30, 2011	4,050,000	$1.38

Options exercisable, September 30, 2011	1,320,000	$1.38

	Nonvested Options	Average Fair Value
Nonvested options
Nonvested options, January 1, 2011	3,390,000	$1.32
Granted	-	-
Vested	(660,000)	1.32
Forfeited	-	-
Nonvested options, September 30, 2011	2,730,000	$1.32

At September 30, 2011, vested exercisable options were outstanding for 1,320,000 shares at an exercise price between $1.35 and $1.49.  The weighted average value of the options is $1.32.  Of the vested options, 269,360 options have a remaining life of 3.8 years and expire on September 13, 2015 while 1,050,640 options have a remaining life of 8.8 years and expire on September 13, 2020.  The 2,730,000 nonvested options will vest over the next five to ten years excluding 250,000 which will vest upon completion of certain sales goals for ODIN and THOR.

2011 Amendment

On August 8, 2011, the Board of Directors approved an amendment to the Incentive Stock Option Master Agreement and the Non Qualified Stock Option Master Agreement previously adopted as part of the Company’s 2008 Equity Incentive Plan (a) to provide for a different vesting schedule, (b) to permit the vesting of unvested options upon Change of Control as defined in the Plan and (c) to permit, in the Board’s discretion, alternative means of payments to exercise options.  No change was made to the vesting schedule for options previously granted.  No accounting adjustments were recorded as a result of this amendment.

NOTE 12 – INCOME TAXES

There was no income tax expense or benefit for the periods ended September 30, 2011 and 2010 due to the Company’s historical net losses and changes in its deferred tax asset valuation allowance.

The Company has net operating loss carryforwards for tax purposes that begin to expire in 2028 if not utilized.  Utilization of the Company’s net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 13 - DESCRIPTION OF LEASING ARRANGEMENTS

On September 1, 2006, the Company entered into a lease of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The term of the lease was for five years ending in August, 2011.  The Company has extended the lease an additional five years and six months commencing on September 1, 2011 and expiring February 28, 2017.

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property at a pro rata share deemed to be 0.928%, which will total approximately $41,044 for the initial twelve months.  These expenses are anticipated to increase at a 3% rate annually for the remaining term of the agreement.

The Company has entered into a lease of 2,700 square feet of warehouse space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky, expiring in December, 2011.

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the periods ended September 30, 2011 and 2010 was $50,060 and $48,670, respectively.

The following is a schedule of future minimum lease payments required under the leases as of September 30, 2011:

Period Ending SEP 30	Amount
2012	$ 49,257
2013	46,004
2014	47,141
2015	48,307
2016	49,503
Thereafter	21,094
$ 261,306

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company made a $25,000 payment to Mr. Brothers on January 24, 2011 related to the due to shareholder balance.  Of that payment, $1,272 was applied to accrued but unpaid interest, and the remaining $23,728 was applied to reduce the principal amount owed to Mr. Brothers.  On September 30, 2011, the Company made a $103,728 payment to Mr. Brothers.  Of that payment, $2,610 was applied to accrued interest and the remaining $101,118 was applied to retire the principal amount owed to Mr. Brothers.

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

For the periods ended September 30, 2011 and 2010, the Company incurred expenses for accounting services of $50,307 and $33,325, respectively, to a firm related to a member of the board of directors.

On August 11, 2006, CTCEG loaned the Company $42,000.  During the third quarter of 2010, the Company made a payment of $49,134 against the amounts owed to Coast to Coast Equity Group, Inc.  Of that payment $7,134 was applied to accrued but unpaid interest, and the remaining $42,000 was applied to retire the principal amount owed to Coast to Coast Equity Group, Inc.

As of September 30, 2011, the Company owed $50,000 to L & M Consulting (“L&M”) which is owned by Louis Brothers, Jr., the son of Louis Brothers, Sr., the Company’s president and chief executive officer.  The Company retained L&M to provide information technology consulting services.  Louis Brothers, Sr., has no interest in the amounts paid to his son.  This amount does not bear interest and is expected to be paid during 2011.

NOTE 15 – CONCENTRATION AND CREDIT RISK

During the period ended September 30, 2011, two customers individually accounted for 90% and 10% of the Company’s total revenues.  During the period ended September 30, 2010, two customers accounted for 82% and 18% of the Company’s total revenues.  A reduction in sales from or loss of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s entire September 30, 2011 accounts receivable balance of $4,506,676 is from one customer.  The accounts receivable balance of $1,991,902 is from one customer as of December 31, 2010.  The customer is a multinational corporation.  The Company has not experienced any bad debts from this customer.

The Company receives its inventory from approximately eight suppliers.  The Company has an accounts payable balance to these suppliers of $5,765,349 and $1,912,577 as of September 30, 2011 and December 31, 2010, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  On July 15, 2011, the first accepted work order was transmitted to the Company by ISU.  The completion date for this work order, originally September 30, 2011, has been extended to November 30, 2011.

The Company has entered into an agreement with a manufacturer to build a component for THOR.  The contract amount was $99,200 and the Company has incurred costs of $84,620 as of September 30, 2011.

The Company is involved in litigation and disputes arising in the ordinary course of business.  While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.

William A. Rothstein vs.Valley Forge Composite Technologies, Inc., a Florida corporation, and Louis J. Brothers, Civil Action No. 09-0918071 Toomey (UT 3d Jud. Dist.)

On October 30, 2009, the Company and its president and director, Louis J. Brothers, were both named as defendants in a civil complaint filed on that date in the Third Judicial District Court in and for Salt Lake County, Utah by shareholder William A. Rothstein. The complaint has been served on Mr. Brothers and the Company. The five-count complaint alleges that the defendants committed fraud, violated the Utah Uniform Securities Act (Ut. Code Ann. §61-1-1, et seq.), made negligent misrepresentations, breached a fiduciary duty to the shareholder, and breached a settlement agreement and seeks unspecified compensatory and punitive damages and attorney’s fees.  The complaint alleged that Mr. Brothers misrepresented the timetable in which the Company’s THOR LVX technology would receive government approvals and the number of Department of Energy employees working on the THOR project and thereby induced the Plaintiff to invest in the Company’s securities in 2006.  The Company and Mr. Brothers filed a motion to dismiss the complaint based upon the Utah court’s lack of personal jurisdiction over the Company and Brothers.  The Honorable Judge Kate Toomey denied the motion to dismiss on December 13, 2010; Mr. Brothers and the Company filed an answer to the complaint denying all claims.

On November 1, 2011, the Court granted the Plaintiff’s motion to file an amended complaint, which abandons the claims in the original complaint except for breach of contract based upon a claimed breach of an alleged agreement to settle the stock fraud claims alleged in the original Complaint.  The Amended Complaint includes 11 additional plaintiffs, two of whom previously filed lawsuits against the Company in Florida, which were later voluntarily dismissed.  In the first Amended Complaint claim for breach of contract, Plaintiffs seek the fair market value of stock and warrants under an alleged settlement agreement.  The second claim, promissory estoppel, seeks the fair market value of the stock and warrants promised to Plaintiffs.  The third claim is for a declaratory judgment that the Defendants are in material breach of a settlement agreement, specific performance for the issuance of promised stock and warrants or, alternatively, damages and other relief the court deems proper.

The Company and Mr. Brothers have filed an Answer to First Amended Complaint denying all claims and asserting affirmative defenses.  The Company cannot provide any assurances on the outcome of the matter.

Coast To Coast Equity Group, Inc. vs.Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 090A-11229 (Fla. 12 th Jud. Cir.)

On November 11, 2009, the Company and its president and director, Louis J. Brothers, were served with a civil complaint naming both of them as defendants. The complaint was filed on or about October 28, 2009 in circuit court in Manatee County, Florida, by shareholder, Coast To Coast Equity Group, Inc.  ("CTCEG") The complaint alleges that the defendants breached a consulting services agreement by not reimbursing plaintiff for $44,495.18 in expenses, committed fraud, pleaded for the rescission of a standby equity agreement in the amount of $500,000, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney's fees.  As it pertains to non-contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff's proceeds which were to be allocated towards the purchase of an ODIN unit.

A Motion to Dismiss was filed in response to the Complaint.  A Consent Order was entered on January 14, 2010, allowing CTCEG to file an Amended Complaint.  A Motion to Dismiss was filed in response to the Amended Complaint.  On May 20, 2010, the Court granted CTCEG leave to file a third amended complaint, which abandons the claims in the original complaint except for breach of contract based on allegations of failure to pay expenses under the above referenced consulting agreement.  The First Amended Complaint ("Complaint") alleges failure to pay a $42,000 promissory note payable to CTCEG.  The claim has been resolved and the Company paid in full amounts owing under the promissory note.

The Complaint also contains a claim for breach of the 2006 Warrant Agreement in that the Company failed to issue stock for warrants which the Company contends expired in May, 2009.  The Complaint contains a claim for promissory estoppel, alleging that Mr. Brothers orally, and in Securities and Exchange Commission (“SEC”) filings, agreed to extend the Warrant Agreement and is estopped to deny such promises.  A claim for non-dilution damages is also included, based on allegations that the 2006 Registration Rights Agreement was also extended to May 2010 and CTCEG is therefore entitled to have additional shares issued because the Company sold additional stock in 2008 and 2009.  The Complaint contains a claim for promissory estoppel, alleging that Mr. Brothers orally, and in SEC filings, agreed to extend the Registration Rights Agreement and is estopped to deny such promises.  The last claim is for tortious interference with a contractual relationship, alleging Mr. Brothers, presumably in his individual capacity, interfered with CTCEG's contractual rights under the Warrant Agreement, Registration Rights Agreement and Consulting Agreement.

The Company and Mr. Brothers deny all allegations and have filed an Answer and Affirmative Defenses; raising numerous defenses to the claims.   They also intend to file applicable counterclaims and possible third party claims, but they cannot provide assurances as to the outcome of the matter.  The matter is scheduled for trial during the trial period beginning March 12, 2012.

George Frudakis vs.Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers, Civil Action No. 2010 CA-04230  (Fla. 12 th Jud. Cir.)

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

The parties agreed to the appointment of Phillip D. O’Neil, Jr. as the Sole Arbitrator and the arbitration proceeding was heard from April 27 through April 29, 2011.  On July 31, the Arbitrator issued an Interim Award, finding that the Company breached the Scanner Agreement by failing to pay ATD $228,194.  Because ATD never actually delivered a second unit, the Arbitrator has ordered the parties to brief the issue of damages, interest, costs and attorney fees before a Final Award will be issued.  The Arbitrator also found that the Company breached the Space Supply Contract and a balance of $42,376 is owed, plus interest.

On November 2, 2011, the Arbitrator issued a Second Interim Award, awarding ATD $90,000 in lost profits resulting from the breach of the Scanner Agreement, plus interest since November 10, 2007.  He additionally awarded 2% interest as part of the damage award for the Space Supply Contract breach.  The Arbitrator found ATD to be the prevailing party for the purposes of shifting attorneys fees, but confined the award to those fees incurred in pursuing the breach of contract claims.  A final award will be issued when the Arbitrator determines the appropriate award of attorney’s fees.  Although the exact amount of the award has not been announced, the Company has accrued a loss contingency of $300,000.   The Company estimates the loss range to be between $151,778 and $355,400, but the loss could be higher.

NOTE 17 – SUBSEQUENT EVENTS

We have evaluated the period from September 30, 2011 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we have identified the following events:

On October 5, 2011, the Company signed a $20.25 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.  Upon signing the Purchase Agreement, LPC agreed to initially purchase 300,000 shares of our common stock for $250,000.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 30-month period to sell up to an additional $20 million of our common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement.

There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to the $20 million of additional future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, with the Company controlling the timing and amount of any future sales, if any, of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below the floor price as set forth in the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC has covenanted not to cause or engage in any manner whatsoever any direct or indirect short selling or hedging of the Company’s shares of common stock.  In consideration for entering into the $20.25 million agreement, we issued to LPC 314,154 shares of our common stock as a commitment fee. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.  The proceeds received by the Company under the purchase agreement are expected to be used for working capital and general corporate purposes in carrying out our business plan.

The 96,000 shares of common stock authorized on September 29, 2011 for issuance to Board members and three officers, as described in Note 10 of the “Notes to Condensed Consolidated Financial Statements,” were issued on October 19, 2011 and delivered to the Board members on November 1, 2011.

Wharton Capital Partners, Ltd. assisted the Company in arranging for the equity line of credit with Lincoln Park Capital.  As compensation for its services, the Company issued a warrant to Wharton Capital Partners, Ltd, dated October 4, 2011, to acquire 410,000 shares of the Company's common stock at a price of $1.09 per share.  The warrant expires on October 3, 2016 and may be exercised, in whole or in part, at any time prior to expiration either for cash or pursuant to a customary cashless exercise provision contained in the warrant.

Refer to Note 16 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for additional information regarding subsequent events.

NOTE 18 – RESTATEMENT OF FINANCIAL STATEMENTS

We have restated our previously issued condensed consolidated financial statements as of and for the period ended September 30, 2010 to account for the impact of a misstatement in sales and accounts receivable due to the timing of a shipment which was scheduled to be shipped in September 2010, but was not actually shipped until October 2010.  We also recognized an additional expense related to the issuance of options on September 13, 2010 that vested on January 1, 2011.  We have reflected the effects of the changes in the condensed consolidated financial statements for the periods presented herein.

The effect of this change on the condensed consolidated financial statements previously filed in the Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2010, is as follows:

	As Previously Reported	Adjustment	As Restated
Selected balance sheet data at September 30, 2010:

Accounts receivable	$1,337,893	$(147,000)	$1,190,893
Additional paid-in capital	9,804,045	118,202	9,922,247
Accumulated deficit	$(9,047,352)	$(265,202)	$(9,312,554)

Selected statements of operations data for the three months ending September 30, 2010:

Sales	$4,873,687	$(147,000)	$4,726,687
Gross Profit	780,044	(147,000)	633,044
Share-based payments	890,999	118,202	1,009,201
Loss from operations	(492,930)	(265,202)	(758,132)
Net loss	(482,296)	(265,202)	(747,498)
Comprehensive loss	$(479,856)	$(265,202)	$(745,058)
Loss per common share
Basic and Diluted	$(0.01)	$-	$(0.01)

Selected statements of operations data for the nine months ending September 30, 2010:

Sales	$13,029,461	$(147,000)	$12,882,461
Gross Profit	1,920,433	(147,000)	1,773,433
Share-based payments	890,999	118,202	1,009,201
Loss from operations	(251,781)	(265,202)	(516,983)
Net loss	(741,131)	(265,202)	(1,006,333)
Comprehensive loss	$(738,691)	$(265,202)	$(1,003,893)

Loss per common share
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)

Selected statements of cash flows for the nine months ending September 30, 2010:
Net loss	$(741,131)	$(265,202)	$(1,006,333)
Options issued for compensation	890,999	118,202	1,009,201
Accounts receivable	$(1,238,773)	$147,000	$(1,091,773)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis or of Financial Condition and Results of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of such words as may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

We believe that the impact of inflation and changing prices on our net sales and revenues and on income from continuing operations has been immaterial.

Liquidity and Capital Resources

Between January 1, 2011 and September 30, 2011, our capital requirements have largely been met through sales of products other than THOR or ODIN. We recorded sales of $11,337,017 from the sale of various aerospace products and other mechanical devices in the three quarters of 2011.  We are currently evaluating whether additional capital requirements are needed for 2011.  We anticipate that income from sales of such products will be sufficient to finance our ongoing operating requirements in 2011. To the extent we make sales of ODIN or THOR systems in 2011, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. However, there are no assurances this will occur.  The increase in accounts payable and accrued expenses resulted from a delayed payment by one of our customers due to the earthquake in Japan during the first quarter of 2011.  The delayed customer payment required the Company to seek extended payment terms from vendors, which were granted.  With respect to the Company no longer requiring advanced payment from customers, the effect on liquidity is offset by vendors granting the Company extended payment terms.  In addition, to the extent we may need additional working capital, we may decide to exercise our rights under our $20.25 million purchase agreement (“Purchase Agreement”), dated October 5, 2011 with Lincoln Park Capital, LLC (“LPC”).

Upon signing the Purchase Agreement, LPC agreed to initially purchase 300,000 shares of our common stock for $250,000.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 30-month period to sell up to an additional $20 million of our common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement.

There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to the $20 million of additional future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, with the Company controlling the timing and amount of any future sales, if any, of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below the floor price as set forth in the Purchase Agreement.

The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses. For the nine months ended September 30, 2011, we had negative cash flows from operations due primarily to changes in accounts receivable and inventories. We had an increase in accounts receivable of $2,514,774 that was due to a longer than anticipated collection from our customers, an increase in inventories of $1,567,751, and a reduction in advance payments received from customers which had negative impacts on our cash flows. We expect cash flows from operations to improve in 2012 as cash receipts from customers and cash payments to vendors will be more correlated due to the extended payment terms we have received from vendors.  From October 1, 2011 through November 18, 2011, the Company has collected $3,279,405 of the outstanding accounts receivable balance of $4,506,676 at September 30, 2011. The accounts receivables balance 180 days past due at September 30, 2011 was $428,145 and $389,475 has been collected as of November 18, 2011.  Of the $38,670 due, $10,500 is for a product that the customer  is going to return for a refund.  The remainder is due from a longstanding customer with a history of complete payment. The cumulative sales for the nine month period ended September 30, 2011 to the customer with the outstanding receivable balance were $10,207,077. From October 1, 2011 through November 18, 2011, the Company has paid $2,964.082 of the outstanding accounts payable balance of $5,910,711 at September 30, 2011.  Further, we believe our cash and investment reserves are satisfactory to fund any potential operating shortfalls.

We have incurred losses for the past two fiscal years and had comprehensive loss of $153,687 for the nine months ended September 30, 2011.

Historically, we have relied on gross profit from revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the nine months ended September 30, 2011, we received cash proceeds of $5,995,647 from sales of various products and $1,964,182 from accounts receivable outstanding at December 31, 2010.  Our cash outflows for the nine months consisted of net inventory purchases of $1,577,959, marketable securities purchases of $15,412, investment in patent license of $40,000, equipment purchases of $45,483, and repayment to shareholder of $124,846. For the nine months ended September 30, 2010, we received cash proceeds of $11,790,688 from sales of various products, $1,058,439 from customer deposits, and $245,714 from amounts paid to exercise warrants resulting in the issuance of common stock.  Our cash outflows for the nine months consisted of net inventory purchases of $634,906, marketable securities purchases of $500,000, equipment purchases of $121,280, repayment of convertible debenture of $42,000 and repayment to shareholder of $24,450.

While our customer base is limited, so is the number of competing suppliers worldwide.  We have developed a reputation with our customers of delivering high quality products on time and at competitive prices.  While we cannot be certain they will remain customers, we believe that our current relationship with our customers will continue.  We also believe the market for our specific products will grow in the future based on customer feedback regarding future expectations.

For the year ended December 31, 2010, we issued 6,631,854 shares of our common stock.  Management anticipates that we may continue to issue shares for expansion of our business in the short term.

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under a five-year and 12 month non-cancelable operating leases, expiring August 2011 and December 2011, respectively.  The office lease was extended for an additional five years and six months until February 28, 2017.  Base rent is $5,940 per month. At September 30, 2011, future minimum payments for operating leases related to our office and manufacturing facilities were $261,306 through February 2017.

Our total current liabilities increased to $6,542,062 at September 30, 2011 compared to $3,378,922 at December 31, 2010. Our total current liabilities at September 30, 2011 included accounts payable of $5,910,711, accrued expenses of $300,000, and deferred revenue of $331,351 compared to our total current liabilities at December 31, 2011 included accounts payable of $2,029,425, accrued expenses of $30,886, deferred revenue of $1,193,765 and due to shareholder of $124,846.

Results of Operations

The following discussions are based on the unaudited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-Q for the fiscal quarter ended September 30, 2011.

SUMMARY COMPARISON OPERATING RESULTS

	THREE MONTHS ENDED SEP 30, 2011	THREE MONTHS ENDED SEP 30, 2010	NINE MONTHS ENDED SEP 30, 2011	NINE MONTHS ENDED SEP 30, 2010
		(as restated)		(as restated)
Gross profit	$321,449	$633,044	$1,911,946	$1,773,433
Total operating expenses	600,998	1,391,176	1,769,089	2,290,416
Income (loss) from operations	(279,549)	(758,132)	142,857	(516,983)
Total other income (expense)	(144,217)	10,634	(286,373)	(489,350)
Net loss	(423,766)	(747,498)	(143,516)	(1,006,333)
Other comprehensive income (loss)	(10,144)	2,440	(10,171)	2,440
Comprehensive loss	$(433,910)	$(745,058)	$(153,687)	$(1,003,893)
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.02)

For the three months ended September 30, 2011, the Company’s decrease in revenues is related to a decrease in momentum wheel sales primarily due to a supplier having production problems, preventing the Company from completing certain orders.    This also negatively impacted our sales for the nine months ended September 30, 2011.    Sales, primarily for momentum wheels, were $11,337,017 and $12,882,461 for the nine months ended September 30, 2011 and 2010.  All of these sales were concentrated among a few customers.  The Company expects the supplier problems to improve in the fourth quarter of 2011.

To date, no revenues have been attributable to sales from ODIN or THOR.  All sales for the first nine months of 2011 and 2010 have been for Aerospace Products and other mechanical devices. We have experienced an increase in revenues (from 2009) due to enhanced relationships with existing momentum wheel customers.  Gross profit for the nine months ended September 30, 2011 includes approximately $1,950,000 from an order that is not expected to continue. The Company had some legacy momentum wheel product in inventory that was not available from other vendors.  A customer desired to purchase this inventory at a high price and high profit margin to the Company.  This particular product can no longer be manufactured because the components and parts are no longer available.

Our gross profit margins have increased for the three months ended September 30, 2011, compared with the nine months ended September 30, 2011.  We have seen an increase of our gross margin to 18% from 13% for the three months ended September 30, 2011 and 2010, respectively.  The increase in profit margin for the three months September 30, 2011 was due to a reduction in cost of sales due to increased buying power for the components used to make the momentum wheels.  The Company’s goal is to achieve a gross profit margin of 15-20% on future sales of momentum wheels.

Our gross profit margins have increased for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010.  We have seen an increase of our gross margin to 17% from 14% for the nine months ended September 30, 2011 and 2010, respectively.  The increase in profit margin for the nine months September 30, 2011 was due to the high profit order noted above.  The Company’s goal is to achieve a gross profit margin of 15-20% on future sales of momentum wheels.

	For the three months ended SEP 30,				For the nine months ended SEP 30,
	2011	2010	Percent		2011	2010	Percent
		(as restated)	Change			(as restated)	Change
Selling and administrative expenses	$327,427	$381,975	(14	) %	$1,085,606	$1,281,215	(15	) %
Share-based payments	273,571	1,009,201	100%		683,483	1,009,201	100%
Total operating expenses	$600,998	$1,391,176	(57	) %	$1,769,089	$2,290,416	(23	) %

Selling and administrative expenses decreased $54,548 for the three months ended September 30, 2011 compared to the same period of 2010 which is attributable to the following: 1) advertising and 2) decrease in travel. Costs related to engineering for specific customer contracts are included in cost of sales. Total selling and administrative expenses were 18.6% and 8.1% of sales for the three months ended September 30, 2011 and 2010, respectively.

Share-based payments decreased $735,630 for the three months ended September 30, 2011 compared to the same period of 2010 due to the Company granting certain employees on September 13, 2010 the option to purchase 4,050,000 shares of common stock with 660,000 immediately vesting.

Total operating expenses were 34.2% and 29.4% of sales for the three months ended September 30, 2011 and 2010.

Loss from operations Loss from operations totaled $279,549 (or 15.9% of sales) in the three months ended September 30, 2011 compared to $758,132 (or 16.0% of sales) for the three months ended September 30, 2010. The loss from operations decreased primarily due to lower share-based payment expenses.

Net loss Net loss for the three months ended September 30, 2011 decreased $323,732, compared to 2010. The decrease in net loss is due to a decrease in share-based payments.

Selling and administrative expenses decreased $195,609 in the nine months ended September 30, 2011 compared to 2010 which is attributable to the following: 1) the decrease in amortization of loan fees 2) advertising and 3) decrease in payroll following the departure of one employee. Costs related to engineering for specific customer contracts are included in cost of sales. Total selling and administrative expenses were 9.6% and 9.9% of sales for the nine months ended September 30, 2011 and 2010, respectively.

Share-based payments decreased $325,718 for the nine months ended September 30, 2011 compared to the same period of 2010 due to the Company granting certain employees on September 13, 2010 the option to purchase 4,050,000 shares of common stock with 660,000 shares immediately vesting.

Total operating expenses were 15.6% and 17.8% of sales for the nine months ended September 30, 2011 and 2010.

Income (loss) from operations Income from operations totaled $142,857 (or 1.3% of sales) in the nine months ended September 30, 2011 compared to a loss of $516,983 (or 4.0% of sales) for the nine months ended September 30, 2010. The increase in income from operations increased due to lower share-based payment expenses.

Interest expense, net Overall interest expense, net, decreased. Interest expense is lower due to the full amortization of debt discount in 2010 and the repayment of a loan to a shareholder.

Net loss Net loss for the nine months ended September 30, 2011 decreased $862,817, compared to the nine months ended September 30, 2010. The decrease in net loss is due to higher gross profit margins, a decrease in selling and operating expenses, share-based payments and interest expense.

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

The following chart provides a breakdown of our sales in 2011 and 2010.

	THREE MONTHS ENDED SEP 30, 2011	THREE MONTHS ENDED SEP 30, 2010	NINE MONTHS ENDED SEP 30, 2011	NINE MONTHS ENDED SEP 30, 2010
		(as restated)		(as restated)
Valley Forge Detection Systems, Inc.	$-	$-	$-	$-
Valley Forge Aerospace, Inc.	1,756,042	4,726,687	11,337,017	12,882,461
Valley Forge Imaging, Inc.	-	-	-	-
Valley Forge Emerging Technologies, Inc.	-	-	-	-
Totals Per Financial Statements	$1,756,042	$4,726,687	$11,337,017	$12,882,461

Our total operating expense was $600,998 and $1,391,176 for the three months ended September 30, 2011 and 2010.  Our total operating expense was $1,769,089 and $2,290,416 for the nine months ended September 30, 2011 and 2010.

Our average monthly cost of operations from January 2011 through September 2011 was $196,565. Excluding aggregate non-cash charges of $59,044 for depreciation and $683,483 for share-based compensation, our average monthly cost of operations from January 2011 through September 2011 was $114,062.

As of September 30, 2011, we had $201,082 in cash remaining as well as $509,304 of marketable securities.

At this rate, and barring any material changes to our capital requirements, we anticipate being able to sustain our operations for six months, at which time we will have to obtain additional capital funding in the absence of obtaining additional cash from other sources. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) how long the government and/or customer approval process may take and how high the initial market demand is for the THOR system, and (2) how long it takes to realize revenue from any sales of ODIN units; and (3) whether additional cash infusions are obtained via the issuance of equity securities or from other sources or (4) continued sales of our standard products. We do not expect to receive significant cash payments for THOR or ODIN sales during the remainder of 2011.  While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. That demonstration unit has been returned and no sale occurred. Although the unit performed according to specifications, we do not have a forecast of how long it may take to realize revenues from any sales of such units.  Although we presently have enough cash to fund operations for six months, we have no immediate plans to raise additional capital because we believe profits from sales of momentum wheels and other products will be sufficient to cover operating expenses for at least an additional six months.  However, we are refining our cash flow forecast and if warranted, we will seek to raise additional capital through commercial loans and other financing sources, if available, or, if the registration statement has been declared effective by the SEC, through exercising our rights under the Purchase Agreement.

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

Once the Company receives sufficient information regarding new government specifications, the Company will reevaluate whether or not to continue to use the existing technology associated with ODIN.  Currently we have two ODIN machines, which are included on the balance sheet as assets in the amount of $237,874, net of accumulated depreciation and inventory allowance.  If we decide not to continue with the existing technology but to utilize a new system that we have developed, then it will be less likely that we will be able to sell our existing ODIN machines.  In that case we may be required to write down the carrying value of those existing machines on our financial statements.  In addition, in light of all this, the Board of Directors has discussed whether or not it makes sense to continue to pursue ODIN, particularly because the effort to continue ODIN may detract from our management's focus on THOR and our growing aerospace business.  The Board of Directors has not made a decision on this issue yet.

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  On July 15, 2011, the first accepted work order (“Work Order”) was transmitted to the Company. The Work Order is the first request for services under the Agreement.  The Work Order had a deliverable date of September 30, 2011 which required preliminary research steps and related deliverables; this deliverable date has been extended to November 30, 2011.

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

In the coming months, the Company will refine its estimates of its capital requirements based on any quantities of THOR and ODIN units ordered.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, security deposits, accounts receivable, amount due to shareholder, and accounts payable.  Except as discussed in Note 3 to the financial statements, the carrying values of these financial instruments approximates their fair value due to their short term maturities.

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

The Company does not believe that any other recently issued, but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2011.  During this evaluation, we identified a material weakness in our internal control over financial reporting.  We have a limited staff so a limited number of people perform all financial duties.  Much of our financial accounting is performed by outside accountants not affiliated with our independent registered public accounting firm.  In addition, we determined that our previously filed financial statements for the fiscal period ended September 30, 2010 requires an adjustment.  Accordingly, the principal executive officer/principal financial officer concluded that the disclosure controls and procedures are not effective, and were not effective with respect to the fiscal period ended September 30, 2010, to provide reasonable assurance that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports or submitted by the Company under the Exchange Act is or was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as described in Note 16 of the “Notes to Condensed Consolidated Financial Statements,” there have been no material changes regarding the Company’s commitments and contingencies as described in Part II, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 11, 2011 and amended on April 18, 2011.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information

Demand for Action Letter

On April 24, 2011, the Company and its Board of Directors received a letter entitled “Demand for Action” wherein an attorney representing a class of shareholders alleges facts to support the following claims:  “Fraudulent Misrepresentation and Concealments in Violation of §10(b) of the Securities Exchange Act of 1934 and S.E.C. Rule 10b-5,” “Selective Disclosure of, and Failure to Disclose, Material Information, In Violation of Regulation FD”; and “Breaches of Fiduciary Duty”.  The letter does not request any monetary damages, but rather seeks a reduction in the number of Board of Directors seats from seven to six, the appointment of three “Independent Directors” and a requirement that the Board must approve all “material decisions in the Company.”  The letter further demands the Company hire “an investor / public relations firm,” a CFO experienced in “Wall Street investor relations” and other personnel, along with rescission of options granted to Messrs. Brothers and Wilhide.  The Company’s counsel has responded to the letter and the Board of Directors is examining how best to investigate the factual allegations claimed in the letter. In subsequent correspondence, the attorney indicated that damages in excess of $10 million will be sought in litigation.

On June 30, 2011, the attorney representing a class of shareholders, accused the Company’s in-house and outside counsel of failing to transmit the April 24, 2011 demand letter to the Board of Directors and demanding that outside counsel recuse himself.  The email further states that outside counsel and the Company “have until Tuesday, July 5, 2011 to explain yourselves to me, and for VLYF to advise whether and how VLYF is addressing the matters at issue.”  The Company through outside counsel responded on July 5, 2011 indicating that the Board of Directors had in fact been informed of the demand letter and that the Board of Directors has not been able to reach any decisions because the Company’s request for additional information has been ignored.  To date, no lawsuit has been filed, although the Company can offer no assurances that no lawsuit will be filed in the future.

Item 6. Exhibits

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Quarterly Report on Form 10-Q:

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated October 28, 2009.
10.1	Limited Exclusive Patent License Agreement, dated September 16, 2011, by and between the Company and Lawrence Livermore National Security, LLC (an affiliate of Lawrence Livermore National Laboratory).
10.2	Purchase Agreement, dated as of October 5, 2011, by and between the Company and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.1 to Form 8-K filed on October 7, 2011, and incorporated herein by reference.
10.3
Registration Rights Agreement, dated as of October 5, 2011, by and between the Company and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to Form 8-K filed on October 7, 2011, and incorporated herein by reference.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: November 21, 2011	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Chief Executive Officer and Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Duly Authorized Officer)