Form 10-K
period 2011-12-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2012-03-30
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2011

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

Common Stock, Par Value $.001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was $32,682,756, computed by reference to the price at which the common equity was sold as of such date.

The number of shares outstanding of the issuer’s common stock as of March 30, 2012 was 62,416,048 shares.

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

PART I

ITEM 1. BUSINESS.

General Lines of Business

Valley Forge Composite Technologies, Inc., a Florida corporation (the “Company”), has positioned itself to develop and acquire advanced technologies.  Between 1996 and 2011, the Company won numerous contracts to produce various momentum wheels and other mechanical devices for special applications, some in aerospace.  Historically, and in 2011, all of the Company’s sales have been derived from these momentum wheels and other mechanical devices.  The Company purchases components from a variety of sources and engages in direct selling to its customers.

Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  These products consist of an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons hidden in cargo containers, the THOR LVX photonuclear detection system (“THOR”), and a passenger weapons scanning device, ODIN. In late 2009, the Company and its partners completed the development of THOR in Russia, and the system has been demonstrated through testing conducted by P.N. Lebedev Physical Institute of the Russian Academy of Sciences (“LPI”), the premiere physics laboratory in the Russian Federation, to be operational and performing to the Company’s satisfaction.

Momentum wheels are used for energy storage to provide an uninterrupted power supply in various applications.  They provide an alternative to battery energy storage and in some instances, as stabilization for satellites.  Momentum wheels store energy as they rotate at increasing speeds. This rotating mass also provides stabilization much like a spinning top.   As they spin down, the stored energy can be released to produce power.

THOR-LVX

Overview

Presently, and for the last nearly ten years, the Company has focused on the development and commercialization of the THOR Advanced Explosives Detection System and prepared for the manufacturing and distribution of THOR in the United States and other countries.

THOR components primarily consist of a high energy miniature particle accelerator generating 55 million electron volts, high sensitivity detectors, data collection systems and a database of photonuclear signatures from which substances can be identified.  THOR operates by creating photo nuclear reactions in light elements, selectively screening out all but the operational isotopes found in modern day explosives and narcotics (which are carbon, nitrogen and oxygen), and identifying secondary gamma quanta that are unique to each such isotope.  The photo nuclear reactions follow a precise pattern or unique signature that can be used to immediately identify the substance by automatically comparing the patterns or signatures to our database.  THOR can also be enhanced with a fast neutron detector in order to detect fissile material.  Because of its small size and effectiveness at detecting explosive, narcotic and bio weapon substances contained in attempted concealment barriers, the THOR technology can be applied in many security contexts including external scanning of entire cargo or truck containers, scanning airport bags and for protecting high value targets.  The digital data, produced in milli-seconds, can be instantly transmitted to the appropriate threat mitigation, assessment and knowledge dissemination authorities.

THOR has over ten years of research and development behind its prototype.  Each THOR unit is estimated to have an operational life of ten years.  Thus, once THOR is introduced to the market and implemented in the field, the Company believes that THOR owners for several years are likely to be loyal repeat customers.  In the meantime, the Company will take steps to improve THOR and to customize it for new applications.

Pursuant to a Cooperative Research and Development Agreement (“CRADA”), the Company’s partners in developing THOR are the Lawrence Livermore National Laboratory (“LLNL”), a national laboratory owned by the United States government and designated the “Center of Excellence” for new explosives detection systems technologies, and LPI.  The THOR development efforts have been sponsored, in part, by the United States Department of Energy.

Recent Developments

On September 22, 2011, the Company announced that it signed a Limited Exclusive Patent License Agreement with Lawrence Livermore National Security, LLC (an affiliate of LLNL (“LLNS”)) for certain patents covering an advanced accelerator-detector complex for high efficiency detection of hidden explosives.  The patents are those that may ultimately issue from two provisional patent applications filed by LLNS and related to inventions resulting from work done under the CRADA.  Pursuant to the license, the Company paid LLNS license issue fees of $40,000 in the third quarter of 2011 and will make royalty payments equal to 6% of net sales, subject to a minimum annual royalty of $30,000 beginning in 2014, $50,000 in 2015 and $60,000 in 2016 and thereafter during the term of the agreement, expiring December 5, 2030.  The patent license costs will be amortized over 19 years and three months until the expiration of the patents, if granted, on December 5, 2030.

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  On July 15, 2011, the first accepted work order was transmitted to the Company by ISU.  The work order had a deliverable date of September 30, 2011 which required preliminary research steps and related deliverables; this deliverable date was extended to November 30, 2011.  The Company is currently reviewing the results from the first work order.

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

A description of the Company’s license rights in THOR is set forth above in Recent Developments.

Research and Development

The Company was previously awarded a grant of over $1.8 million from the DOE for continued research, design, and production of the first THOR unit.  The grant funds were allocated to the LLNL and have been reflected in the Company's financial statements in previous years as research and development costs.  Historically, the Company has contributed research and development efforts, as required under the CRADA, and expenses to facilitate the commercialization of THOR.  The Company anticipates incurring additional development costs associated with THOR under the CSA with Idaho State University, although no material commitments have been made.  We do not have sufficient information at this time to provide an estimated R&D budget for 2012.

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

The Company believes that THOR’s capability to detect typical chemical, nuclear, and bio weapon threats is well suited to assist the U. S. Department of Homeland Security, the United States Military, and certain foreign governments with ramping up efforts to protect ports, rail, truck, and airline cargo, high value assets, and ships from terrorists.  We believe, but cannot guarantee, that the Company’s license rights with respect to any subject inventions discovered under the CRADA would extend to using such subject inventions in the detection of all such threats.

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

While the competition the Company and THOR will face will be intense and the challenges presented by this competition will be material, we believe that THOR will have a technological advantage over any known product in the industry available on the market today.  The Company believes the THOR is more powerful than any known competitor’s products, can be made portable, and provides real time detection capability.

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

Typical research high energy particle accelerators are generally the size of a small warehouse and would not be suitable for use in the cargo inspection arena. But through decades of dedicated research, Russian scientists, many of whom have worked with the Company and LPI on the development of THOR, have developed a miniature particle accelerator approximately the size of a pool table.  THOR utilizes this miniature particle accelerator to create the focused, high energy gamma rays that are necessary to accurately penetrate 8 feet through a cargo container and return a discernible signal.  The detection energies generated by THOR are well in excess of the energies generated by typical EDS machines.  As a comparison, typical EDS machines operate at 0.5 to 1.5 million electron volts (MeV). The Company’s THOR generates 55 MeV.

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

We have never built nor have we operated a THOR unit in the United States.  While we believe that the materials, technology and labor needed to build a unit will be available at commercially reasonable costs, we do not know for certain just what the total cost will be.  In addition, we do not know what the operating costs of a THOR unit will be.  We anticipate that we will be able to get a better understanding of those items as work progresses by the Idaho Accelerator Center (under the Consulting and Services Agreement framework referenced above) to build and operate a unit.  In addition, while we believe that the benefits offered by THOR will be both unique and of great value so customers will not be particularly price sensitive, we do not know whether we will be able to sell THOR units at a reasonable profit in excess of our costs.

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

The Company otherwise believes that  government regulations will not have a material impact on the Company’s production or sale of THOR units, and the Company does not anticipate any change to this in the near future.

ODIN

ODIN is a transmission X-ray system, producing medical type images of skeletons and organs that is similar to a technology used as the airport passenger weapons scanning system in several airports in Russia.   The technology is not protected by patents outside of the Russian Federation.  The Company has developed ODIN to improve and commercialize the technology for use in the United States and elsewhere outside of Russia.

The Company believes the ODIN technology, as compared against known system now in use in the United States, is more accurate (articles hidden inside or on the backside of a passenger are detected in a single scan with high resolution imaging), is fast , and is less inconvenient (passengers do not need to remove clothing or shoes).  Between approximately April 2007 and February 2008, the Company developed a prototype of ODIN for employment at U.S. airports and passenger terminals.  This prototype has similar functionality to the Russian technology, and is the product that the Company intends to market.  In February 2008, ODIN passed independent radiation examination by the Radiation Safety Academy (“RSA”) and is certified by RSA as compliant under American National Standards Institute (“ANSI”) and the National Institute of Standards and Technology (“NIST”) standards for personnel security screening systems using x-ray or gamma radiation.  Compliance with these ANSI / NIST standards means that ODIN is classified as “uncontrolled” and can be sold domestically and internationally. All X-ray exposure results for the operator, cabinet leakage, bystander exposure, and person being examined were well below U.S. government guidelines and standards.

Once the Company reviews information regarding new government specifications, the Company will reevaluate whether or not to continue to use the existing technology associated with ODIN. Currently, we have two ODIN machines, which are included on the December 31, 2011 balance sheet as assets in the amount of $215,670, net of accumulated depreciation and inventory allowance. If we decide not to continue with the existing technology but to utilize a new system that we have developed, then it will be possible that we may not be able to sell our existing ODIN machines. In that case we may be required to write down the carrying value of those existing machines on our financial statements. In addition, in light of all this, the Board of Directors has discussed whether or not it makes sense to continue to pursue ODIN, particularly because the effort to continue ODIN may detract from our management's focus on THOR and our growing aerospace business. The Board of Directors has not made a decision on this issue yet.

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

Major Prospective Customer Dependency and Competition

The Company believes that the ODIN is the best available personnel screening device and is more accurate and more efficient in detailing weapons and other contraband than other systems now in use in the United States.  ODIN has been evaluated by several potential clients, but the Company has not made its first sale; so there is no way to estimate customer dependency at this time.

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

ODIN also faces competition internationally from many sources, including the products serving the U.S. market and the similar system manufactured in Russia.  However, potential international buyers have indicated to us that they prefer to buy an American product from an American company.

Distribution and Sales of ODIN

Initially, the Company intended to sell ODIN through direct sales means in North America, Eurasia, India, and to some extent, South America.  However, the Company is re-evaluating this issue. No decisions or commitments on this issue have yet been made.

Effect of Existing or Probable Government Regulations

As with THOR, government regulations may impact the market for ODIN.  To the extent end users are government agencies, the terms and conditions of procurement regulations may have a material effect on potential purchases of ODIN by such agencies.  For example, such terms and conditions would likely have a positive effect on sales efforts if they required the target devices to perform to detection and resolution standards that ODIN can achieve but many competing products cannot reach.  If, conversely, factors other than performance are emphasized, such terms and conditions may make our sales efforts more challenging.  The Company cannot anticipate future terms and conditions that will apply to any specific procurement regulations applicable to potential sales of ODIN to government agencies.  Current requirements, terms and conditions for purchasing Whole Body Imaging products were announced by the TSA in May, 2011.  The Company is evaluating ODIN’s performance and other characteristics to determine whether ODIN satisfies the requirements.

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

Aside from procurement specifications announced in 2011, the Company otherwise believes that government regulations will not have a material impact on the Company’s production or sale of ODIN, and the Company does not anticipate any change to this in the near future.

Additional Disclosure Regarding the Company’s Business

Research and Development Cost Estimate

The Company estimates that during each of 2011 and 2010, it incurred no material out of pocket research and development expenses with respect to THOR.  The Company did provide in-kind research and development activities with respect to THOR, as required under the CRADA.

The Company estimates that during 2011 and 2010, it incurred $-0- and $382, respectively, on research and development activities with respect to ODIN.

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

Employees

The Company has eight current employees, of which two are executive managers, four are administrative and two are engineers.

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

ITEM 1A.   RISK FACTORS.

Risks Relating to an Investment in the Company

Investment in our securities involves a high degree of risk.  Investors should carefully consider the possibility that they may lose their entire investment.  Given this possibility, we encourage investors to evaluate the following risk factors and all other information contained in this report and its attachments, in addition to other publicly available information in our reports filed with the Securities and Exchange Commission (“SEC”), before engaging in transactions in our securities. Any of the following risks, alone or together, could adversely affect our business, our financial condition, or the results of our operations, and therefore the value of your Company securities.

Because the Company had a net profit of $426,756 for the year ended December 31, 2011 but losses of $1,476,650, $2,038,623 and $1,848,755 for the years ended December 31, 2010, 2009 and 2008, respectively, we face a risk of insolvency.

Until 2009, the Company had never earned substantial operating revenue.  We have been dependent on equity and debt financing to pay our operating costs and to cover operating losses

The auditors’ reports for our December 31, 2010, 2009, 2008, 2007 and 2006 financial statements include additional paragraphs that identify conditions which raise substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations unless we obtain additional funding.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Risks Related to the Company’s Business

Our independent auditors included a going concern paragraph in their reports issued in connection with their audits of our December 31, 2010, 2009, 2008, 2007 and 2006 financial statements.  The auditors noted in their reports that the Company has suffered recurring losses from operations.  The Company had accumulated deficits of $9,356,115 and $9,782,871 as of December 31, 2011 and 2010, respectively.  The Company experienced comprehensive income of $419,974 and a comprehensive loss of $1,481,029 for years ending December 31, 2011 and 2010 respectively.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events.  Management believes its existing cash and investment balances, ongoing profitable sales and access to capital are adequate for the Company’s liquidity needs for 2012.

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

The manufacturer of the whole body scanner called “Express Inspection,” offers similar functionality to ODIN, is in Russia.    To our knowledge, no other person or entity outside of Russia or China possesses an Express Inspection unit or possesses an exclusive license to develop or distribute this product in any geographic region other than the Russian Federation or China. Nevertheless, we do not have any exclusive rights with respect to Express Inspection, and it is possible that potential competitors could acquire and develop an Express Inspection unit and compete against us. We have encountered one instance where the Express Inspection manufacturer directly competed with us for an ODIN purchase and sale contract.

Because our sales of Aerospace Products are concentrated among a few customers, our sales levels could dramatically drop on short or no notice.

During the year ended December 31, 2011, two customers individually accounted for 90% and 10% of the Company’s total revenues.  During the year ended December 31, 2010, two customers accounted for 78% and 22% of the Company’s total revenues.  With sales limited to a few customers, one customer constituting the majority of sales, the Company’s sales volume is vulnerable to drastic shifts should one or more customers sever the business relationship.

We face aggressive competition in many areas of business. If we do not compete effectively, our business will be harmed.

We expect to face aggressive competition from numerous competitors with respect to both THOR and ODIN.  In both cases, competition is likely to be based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, compliance with procurement specifications, local market presence and breadth of sales and service organization. We may not be able to compete effectively with all of our competitors. In addition to existing competitors, new competitors may emerge, and THOR and/or ODIN may be threatened by new technologies or market trends that reduce the value of these products.

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

We are a Company with key employees and are dependent on the services of Louis J. Brothers, our president, chief executive officer and chief financial officer, and Larry K. Wilhide, our vice-president.  Messrs. Brothers and Wilhide are equal shareholders and their combined voting rights are equal to 62.5% of our outstanding common stock.  We do not have employment agreements with them, and losing either of their services would likely have an adverse effect on our ability to conduct business.  Messrs. Brothers and Wilhide serve as officers and directors of the Company.  Messrs. Brothers and Wilhide are our founders.  Both men have contributed to the survival and growth of the Company for fifteen years.  Mr. Brothers’ government and scientific contacts are essential to the Company’s ability to diversify its product line, including our ability to license, develop, and market future additional products unrelated to the THOR technology.  Mr. Wilhide’s engineering and drafting capabilities are essential to our ability to manufacture the technology that we license or develop.  Therefore, there is a risk that if either Mr. Brothers or Mr. Wilhide left the Company, the Company may not survive.

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

We may need to raise additional funds within the next twelve months in order to fund our installation of manufacturing facilities and distribution network.  If we are unable to achieve sufficient free cash flow from sales of Aerospace Products, customer deposits or other sources, we will likely need to raise additional funds through the sale of equity securities, or debt convertible to equity securities, to public or private investors, which could result in a dilution of ownership interests by the holders of our common stock.  Also, we cannot assure you that we will be able to obtain the funding we deem necessary to sustain our operations.  Other than the Lincoln Park financing transaction, discussed below, we have no plans with respect to the possible acquisition of additional financing.

In October 2011, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has purchased 300,000 shares of our common stock, for total consideration of $250,000 and under which we may direct Lincoln Park to purchase up to an additional $20,000,000 worth of shares of our common stock over a 30-month period, once the S-1 registration statement has been declared effective by the SEC.  If we make sales of our common stock under the Purchase Agreement, we would be able to fund our operations for a longer period of time.  However, the extent to which we will rely on the Purchase Agreement with Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources. Specifically, Lincoln Park does not have the right or obligation to purchase any shares of our common stock on any business day that the price of our common stock is less than $0.50 per share.

The Costs to Produce and Operate THOR, and the Price at which We May Be Able to Sell it are Uncertain

We have never built nor have we operated a THOR unit in the United States.  While we believe that the materials, technology and labor needed to build a unit will be available at commercially reasonable costs, we do not know for certain just what the total cost will be.  In addition, we do not know just what the operating costs of a THOR unit will be.  We anticipate that we will be able to get a better understanding of those items as the IAC (under the CSA framework referenced above) continues to build and ultimately operate a unit.  In addition, while we believe that the benefits offered by THOR will be both unique and of great value so customers will not be particularly price sensitive, we do not know whether we will be able to sell THOR units at a reasonable profit in excess of our costs.

If we are not able to successfully protect our intellectual property, our ability to capitalize on the value of the THOR technology may be impaired.

We do not own the THOR technology, and our ability to use and capitalize on the value of the THOR technology depends on entirely on our rights to do so under the LLNL License, which conveys rights to patents resulting from two United States Provisional Patent Applications. There is no guarantee that any patents will be issued and the patents, if issued, may not provide the Company with sufficient protection to prevent competitors from engineering around them.

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

Moreover, the LLNL License provides that (i) the United States government and its agencies retain a nonexclusive, nontransferable, irrevocable paid-up license to practice or have practiced for or on behalf of the government the THOR technology throughout the world; and (ii) the US D.O.E. retains march-in rights with respect to the THOR technology.  According to the US D.O.E., such march-in rights have never been exercised.

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

Future climate change regulation could result in increased operating costs, affect the demand for our products or affect the ability of our critical suppliers to meet our needs.

        The Company has followed the current debate over climate change and the related policy discussion and prospective legislation. The potential challenges for the Company that climate change policy and legislation may pose have been reviewed by the Company. Any such challenges are heavily dependent on the nature and degree of climate change legislation and the extent to which it applies to our industry. At this time, the Company cannot predict the ultimate impact of climate change and climate change legislation on the Company’s operations. Further, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gas could require us to incur increased operating costs, and could have an adverse effect on demand for our products. In addition, the price and availability of certain of the raw materials that we use could vary in the future as a result of environmental laws and regulations affecting our suppliers. An increase in the price of our raw materials or a decline in their availability could adversely affect our operating margins or result in reduced demand for our products.

We do Business Outside of the United States Which Subjects Us to Risks Associated with International Activities.

All sales of our aerospace products are to customers outside the United States.  We also expect that there may be substantial markets outside the United States for sales of our ODIN and THOR products. Prospective customers for ODIN and THOR include foreign governments. The future success of our international operations may also be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, risk of war, expropriation, termination, renegotiation or modification of existing contracts, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries). Changes in exchange rates may also adversely affect our future results of operations and financial condition.

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

The Board Of Directors Has Received A “Demand for Action” Letter Demanding The Board Be Reorganized And Other Relief.

On April 24, 2011, the Company and its Board of Directors received a letter entitled “Demand for Action” wherein an attorney representing a class of shareholders alleges facts to support the following claims:  “Fraudulent Misrepresentation and Concealments in Violation of §10(b) of the Securities Exchange Act of 1934 and S.E.C. Rule 10b-5,” “Selective Disclosure of, and Failure to Disclose, Material Information, In Violation of Regulation FD”; and “Breaches of Fiduciary Duty”.  The letter does not request any monetary damages, but rather seeks a reduction in the number of Board of Directors seats from seven to six, the appointment of three “Independent Directors” and a requirement that the Board must approve all “material decisions in the Company.”  The letter further demands the Company hire “an investor / public relations firm,” a CFO experienced in “Wall Street investor relations” and other personnel, along with rescission of options granted to Messrs. Brothers and Wilhide.  The Company’s counsel has responded to the letter and requested more information to enable the Board of Directors to investigate the factual allegations claimed in the letter. Such information has not been received.  In subsequent correspondence, the attorney indicated that damages in excess of $10 million will be sought in litigation.

On June 30, 2011, the Company received a letter from the attorney stating that the Company’s in-house and outside counsel allegedly failed to transmit the April 24, 2011 demand letter to the Board of Directors and demanded that outside counsel recuse himself.  The email further states that outside counsel and the Company “have until Tuesday, July 5, 2011 to explain yourselves to me, and for VLYF to advise whether and how VLYF is addressing the matters at issue.”  The Company through outside counsel responded on July 5, 2011 indicating that the Board of Directors had in fact been informed of the demand letter and that the Board of Directors has not been able to reach any decisions because the Company’s request for additional information has been ignored.  To date, no lawsuit has been filed, although the Company can offer no assurances that no lawsuit will be filed in the future.

Risks Related to Investment

We expect the price of our common stock to be volatile. As a result, investors could suffer greater market losses than they might experience with a more stable stock.

The stock markets generally, and the Over-The-Counter (“OTC”) Bulletin Board in particular, have experienced extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of a particular company.  For example, since the beginning of 2011 our stock went from a high price of about $1.60 per share to a low price of approximately $0.66 per share and closed on March 27, 2012 around $0.80 per share.  Certain shareholders have expressed concern over the marked decline in the stock price.  These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate or international currency fluctuations, may adversely affect the market for the common stock of the Company.  Given the Company’s limited trading volume, the Company’s stock price is susceptible to wide fluctuations.  In the past, class action litigation has often been brought against companies after periods of volatility in the market price of their securities.  If such a class action suit is brought against the Company, it could result in substantial costs and a diversion of management’s attention and resources, which would hurt business operations.

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

As of December 31, 2011, there are 1,428,574 Class D warrants, 1,300,000 Class F warrants and 410,000 Class H warrants for our common shares outstanding that remain unexercised.  It is our belief that warrant holders may begin to exercise their warrants and sell their underlying shares at such time (if any):  when the Company begins selling its ODIN units, when the Company receives its first contract to sell THOR units; or upon the occurrence of other factors triggering warrant exercises, provided that the price of our common stock exceeds the strike price on outstanding warrants.  Regardless of the conditions or events that trigger the exercise of the warrants, if a large warrant exercise event occurs, there will certainly be an increase in supply of our common stock available and a corresponding downward pressure on our stock price.  The sales may also make it more difficult for the Company or its investors to sell current securities in the future at a time and price that the Company or its current investors deem acceptable or even to sell such securities at all.  The risk factors discussed in this “Risk Factors” section may significantly affect the market price of our stock.  A low price of our stock may result in many brokerage firms declining to deal in our stock.  Even if a buyer finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of this stock as collateral for loans.  Thus, investors may be unable to sell or otherwise realize the value of their investments in our securities.

In addition to the outstanding warrants discussed above, we also previously issued a total of 3,000,000 Class A Warrants at an exercise price per share to Coast to Coast Equity Group, Inc. (“CTCEG”) as follows: 1,000,000 shares at the exercise price of $1.00 per share, 1,000,000 shares at the exercise price of $1.50 per share and 1,000,000 shares at the exercise price of $2.00 per share.  CTCEG assigned its right to purchase 200,000 shares at the exercise price of $1.00 per share to a third party, who purchased 200,000 shares, leaving 2,800,000 in Class A Warrants. Those warrants expired by their terms on May 14, 2009, but CTCEG has taken the position that, along with certain related agreements, they were extended until May 14, 2010 by the Company.  The Company is currently in litigation with CTCEG which includes a claim by CTCEG that the warrants did not expire until May 14, 2010 and the Company cannot provide any assurance that CTCEG will not prevail and then exercise those warrants.  However, the Company believes the class A warrants expired because the Warrant Agreement was never modified in writing to extend the warrants’ expiration date, as is required by the Warrant Agreement’s terms.  The financial statements included in this 10-K were prepared as if such warrants were no longer outstanding.

Once the Registration Statement goes effective, and we elect to issue more than the 6,514,154 shares pursuant to the Lincoln Park Purchase Agreement, which we have the right but not the obligation to do, we must first register under the Securities Act any additional shares we may elect to sell to Lincoln Park before we can sell such additional shares, which could cause substantial dilution to our shareholders.

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

•	Potential investors should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

Our independent auditors have communicated to management their findings that material weaknesses exist in our internal controls over financial reporting as follows: 1) lack of segregation of duties; 2) lack of qualified accounting personnel working as direct employees.  We are investigating how best to correct the material weaknesses identified.  In the event we become a so-called “accelerated filer” for SEC reporting purposes, we would be required to obtain and file with the SEC an attestation report on our internal controls from auditors. See Item 9A.  Controls and Procedures

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

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

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information regarding property.

The Company’s headquarters office operates from leased space.   The Company leases 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky.   The term of the lease is for five years beginning on the first day of September, 2006 and ending on the last day of August, 2011.  The annual base rent increases every 12 months starting at approximately $40,484 and ending at approximately $53,730.  Under the terms of the lease, additional rent for operating expenses of the building shall also be payable by the Company at a pro rata share deemed to be 0.928%.  These expenses are anticipated to increase at a rate of 3% per year.  Minimum annual lease payments are: $43,387 for 2007; $49,680 for 2008; $51,163 for 2009; $52,695 for 2010; and $35,820 for 2011.  On September 1, 2011, the Company entered into a new for the 50 East River Center Boulevard, Suite 820 for a period of five years and six months until February 28, 2017.  Base rent is $5,940 per month.  At December 31, 2011, future minimum payments for operating leases related to our office and manufacturing facilities were $263,275.

On December 1, 2007, the Company entered into a lease of 2,700 square feet of rentable warehouse space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky. The lease expired at the end of 2011 but was extended one year to the end of 2012.

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the period ended December 31, 2011 and 2010 was $54,830 and $97,407.

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

On November 11, 2009, the Company and its president and director, Louis J. Brothers, were served with a civil complaint naming both of them as defendants. The complaint was filed on or about October 28, 2009 in circuit court in Manatee County, Florida, by shareholder, Coast To Coast Equity Group, Inc.  ("CTCEG") The complaint alleges that the defendants breached a consulting services agreement by not reimbursing plaintiff for $44,495. in expenses, committed fraud, pleaded for the rescission of a standby equity agreement in the amount of $500,000, violated the Florida Securities and Investor Protection Act (Fla. Stat. §517.301), made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney's fees.  As it pertains to non-contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff's proceeds which were to be allocated towards the purchase of an ODIN unit.

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

The Company and Mr. Brothers deny all allegations and have filed an Answer and Affirmative Defenses; raising numerous defenses to the claims.   They also intend to file applicable counterclaims and possible third party claims, but they cannot provide assurances as to the outcome of the matter.  The matter is scheduled for trial during the trial period beginning September 10, 2012.

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

On December 30, 2011, the Arbitrator issued a Final Award.  Despite the Company, along with Mr. Wilhide and Mr. Brothers collectively prevailing on 30 of 32 claims, the arbitrator named ATD the prevailing party and awarded ATD $135,194 in attorney fees and $38,909 in expenses.  ATD has received payment in full and the matter has concluded.

Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers vs. Debra Elenson, Scott Heiken and Lori Heiken,  Case No. 11-42629 (CA) 25 (Fla. 11 th Jud. Cir.)

On December 19, 2011, the Company filed a Complaint in the Circuit Court for the 11th Judicial District in and for Miami-Dade County, Florida against Debra Elenson, Scott Heiken and Lori Heiken (“Defendants”).  The complaint seeks in excess of $15,000 in damages incurred by the Company by reason of the malicious prosecution of two earlier lawsuits the Defendants filed against the Company in 2009, those lawsuits concluded favorably for the Company when the Defendants each filed Notices of Dismissal with Prejudice in April 2010 resulting in Orders of Dismissal being signed by the Honorable Ronald Dresnick on April 20, 2010.

ITEM 4.  MINE SAFETY DISCLOSURES (NOT APPLICABLE)

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

On December 30, 2011, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission in connection with the transaction with Lincoln Park Capital Fund, LLC described in Note 9.  The Registration Statement has not yet been declared effective.

Common Stock

Our common stock is currently traded under the symbol “VLYF” on the OTC Bulletin Board.

The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter for the last three fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2009

1st Quarter	$0.50	$0.08

2nd Quarter	$0.35	$0.10

3rd Quarter	$0.30	$0.12

4th Quarter	$0.91	$0.17

Fiscal Year Ended December 31, 2010

1st Quarter	$2.86	$0.07

2nd Quarter	$2.76	$1.41

3rd Quarter	$2.07	$1.15

4th Quarter	$2.15	$1.27

Fiscal Year Ended December 31, 2011

1st Quarter	$1.56	$1.09

2nd Quarter	$1.66	$1.10

3rd Quarter	$1.44	$0.85

4th Quarter	$1.05	$0.58

Holders of Common Equity

As of March 30, 2012, we have a total of 62,416,048 shares of common stock outstanding, held of record by 34 shareholders, and we believe we have an additional 1,733 beneficial shareholders who hold their shares in brokerage accounts.

Dividends

No cash dividends have been declared or paid on our common stock to date. No restrictions limit our ability to pay dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our Company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors. Our board of director's present intention is to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plans as of December 31, 2011

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,050,000(1)	$1.38	5,950,000
Equity compensation plans not approved by security holders	-
Total	4,050,000	$1.38	5,950,000

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

Class H Warrants

On October 4, 2011, the Company issued a Warrant to Wharton Capital Partners, Ltd. for the purchase of 410,000 shares of common stock at $1.09 per share.  The Warrant expires on October 3rd, 2016 and contains a cashless exercise provision.

The Company may offer additional securities as our capital requirements dictate or as suitable funding opportunities present themselves.

Repurchases of Securities by the Company

None

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the related notes to those statements included later in this Form 10-K. In addition to historical financial information, this discussion contains forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, particularly those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors”.  Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview

The Company has positioned itself to develop and commercialize advanced technologies.  Between 1996 and 2011, the Company won numerous contracts to produce various momentum wheels and other mechanical devices for special applications, some in aerospace.  Historically, and in 2011, all of the Company’s sales have been derived from these momentum wheels and other mechanical devices.  The Company purchases components from a variety of sources and engages in direct selling to its customers.

Since September 11, 2001 the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  These products consist of an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons hidden in cargo containers, the THOR LVX photonuclear detection system, and a passenger weapons scanning device, ODIN. The development of the THOR advanced explosives detection system was completed in Russia in 2009.  We are currently focused on being able to assemble a demonstration unit to further our efforts in marketing, manufacturing and distribution of THOR in the United States and other countries.

Liquidity and Capital Resources

Between January 1, 2011 and December 31, 2011, our capital requirements have largely been met through sales of products other than THOR or ODIN. We recorded sales of $14,992,867 from the sale of various aerospace products and other mechanical devices from January 1, 2011 and December 31, 2011. We anticipate that income from sales of such products will be sufficient to finance our ongoing operating requirements in 2012.  To the extent we make sales of ODIN or THOR systems during the next several months, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. However, there are no assurances this will occur.  The increase in accounts payable and accrued expenses during the third quarter of 2011 resulted from a delayed payment by one of our customers due to the earthquake in Japan during the first quarter of 2011 as well as other supplier problems encountered causing shipment delays.  The delayed customer payment required the Company to seek extended payment terms from vendors, which were granted.  With respect to the Company no longer requiring advanced payment from customers, the effect on liquidity is offset by vendors granting the Company extended payment terms.  In addition, to the extent we may need additional working capital, we may decide to exercise our rights under our $20.25 million Purchase Agreement with Lincoln Park, upon completion of the related registration statement.

Lincoln Park initially purchased 300,000 shares of our common stock for $250,000 under the Purchase Agreement.  We also entered into a registration rights agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 30-month period to sell up to an additional $20 million of our common stock to Lincoln Park in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement.

There are no upper limits to the share price Lincoln Park may pay to purchase our common stock and the purchase price of the shares related to the $20 million of additional future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, with the Company controlling the timing and amount of any future sales, if any, of shares to Lincoln Park.  Lincoln Park shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below the floor price as set forth in the Purchase Agreement.

The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses. For the year ended December 31, 2011, we had negative cash flows from operations due primarily to changes in accounts receivable and inventories. We had an increase in accounts receivable of $1,600,919 that was due to a longer than anticipated collection from our customers, an increase in inventories of $3,508,734, and a reduction in advance payments received from customers which had negative impacts on our cash flows. We expect cash flows from operations to improve in 2012 as cash receipts from customers and cash payments to vendors will be more correlated due to the extended payment terms we have received from vendors.  From January 1, 2011 through December 31, 2011, the Company has collected $1,991,902 of the outstanding accounts receivable balance of $1,991,902 at December 31, 2010. The accounts receivables balance 180 days past due at December 31, 2011 was $-0-.  From January 1, 2012 through March 30, 2012, the Company has paid $3,190,844 of the outstanding accounts payable balance of $5,934,187 and collected $3,050,980 of the outstanding receivables balance of $3,592,821 at December 31, 2011.  Further, we believe our cash and investment reserves are satisfactory to fund any potential operating shortfalls.

We have incurred losses for the fiscal years ended December 31, 2010 and 2009 but had comprehensive income of $419,974 for the year ended December 31, 2011.

Historically, we have relied on gross profit from revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the year ended December 31, 2011, we received cash proceeds of $10,497,332 from sales of various products, $1,991,902 from accounts receivable outstanding at December 31, 2011 and $250,000 paid for 300,000 shares of our common stock.  Our cash outflows for the year consisted of net inventory purchases of $3,508,734, marketable securities purchases of $21,295, investment in patent license of $40,000, equipment purchases of $1,577, and repayment to shareholder of $124,846. For the year ended December 31, 2010, we received cash proceeds of $16,675,269 from sales of various products, $335,365 from customer deposits, and $245,714 from amounts paid to exercise warrants resulting in the issuance of common stock.  Our cash outflows for the year consisted of net increase of accounts receivable of $1,892,782, net inventory purchases of $848,652, marketable securities purchases of $508,442, equipment purchases of $131,114, repayment of convertible debenture of $42,000 and repayment to shareholder of $91,712.

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

Between January 1, 2011 and December 31, 2011, our capital requirements were largely met through sales of products other than THOR or ODIN. We recorded sales of $14,992,867 from the sale of various products in 2011.  We anticipated that income from sales of such products will be sufficient to finance our ongoing operating capital requirements in 2012.

For the year ended December 31, 2011 we issued 746,154 shares of our common stock from the sale of 300,000 shares of our common stock for $250,000 in cash, issuance of 314,154 shares of our common stock in exchange for the financing commitment for Lincoln Park Capital and 132,000 shares to the Board of Directors and officers for their services in 2011.  For the year ended December 31, 2010 we issued 6,631,854 shares of our common stock primarily as the result of the exercise of previously issued warrants and note conversions.

Commitments and Contingent Liabilities

The Company leases office and warehouse spaces in Covington, KY and Erlanger, KY under five-year , six month and 12 month non-cancelable operating leases, expiring February 2017 and December 2011, respectively.  The aggregate base rent is $5,940 per month. At December 31, 2011, future minimum payments for operating leases related to our office and manufacturing facilities were $263,275 through February 2017.

Our total current liabilities increased to $6,634,602 at December 31, 2011 compared to $3,378,922 at December 31, 2010. Our total current liabilities at December 31, 2011 included accounts payable of $5,934,187, accrued expenses of $409,364, and deferred revenue of $291,051 compared to our total current liabilities at December 31, 2010 included accounts payable of $2,029,425, accrued expenses of $30,886, deferred revenue of $1,193,765 and due to shareholder of $124,846.

Results of Operations

The following discussions are based on the audited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the years ended December 31, 2011 and 2010, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s Form 10-K for the fiscal year ended December 31, 2011.

SUMMARY COMPARISON OPERATING RESULTS

SUMMARY COMPARISON OPERATING RESULTS

	YEAR ENDED DEC 31, 2011	YEAR ENDED DEC 31, 2010
Gross profit	$3,313,755	$2,597,638
Total operating expenses	2,569,625	3,461,059
Income (loss) from operations	744,130	(863,421)
Total other income (expense)	(297,374)	(613,229)
Net income (loss) before taxes	446,756	(1,476,650)
Income taxes	20,000	-
Net income (loss)	426,756	(1,476,650)
Other comprehensive income (loss)	(6,782)	(4,379)
Comprehensive income (loss)	$419,974	$(1,481,029)
Net income (loss) per share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$-

For the year ended December 31, 2011, the Company’s decrease in revenues is related to a decrease in momentum wheel sales primarily due to a supplier having production problems, preventing the Company from completing certain orders. Revenues, primarily for momentum wheels, were $14,992,867 and $18,675,269 for the year ended December 31, 2011 and 2010.  All of these revenues were concentrated among a few customers.  The Company’s supplier problems improved in the fourth quarter of 2011.

To date, no revenues have been attributable to sales from ODIN or THOR.  All sales for the years ended December 31, 2011 and 2010 have been for aerospace products and other mechanical devices. We have experienced an increase in revenues (from 2009) due to enhanced relationships with existing momentum wheel customers.  The Company periodically receives a high profit margin order that exceeds the normal profit percentage of approximately 15%.  For the year ended December 31, 2011, the Company had two such orders that realized a gross profit of approximately $2,000,000.

Our gross profit margins have increased for the year ended December 31, 2011, compared with the year ended December 31, 2010.  We have seen an increase of our gross margin to 22% from 14% for the year ended December 31, 2011 and 2010, respectively.  The increase in profit margin for the year ended December 31, 2011 was due to a few high margin sales that the Company cannot predict will occur with regularity in the future.  The Company’s goal is to increase gross profit margin on future sales of momentum wheels.

Our operating expenses generally decreased for the year ended December 31, 2011, compared with the year ended December 31, 2010.  The major components of our operating expenses consisted of selling and administrative expenses and share-based payments.  For the years ended December 31, 2011 and 2010, our selling and administrative expenses were $1,624,006 and $1,596,780 and our share-based payment expenses were $945,619 and $1,864,279.  Share-based payments were greater in 2010 primarily due to stock options granted in September 2010, some of which immediately vested requiring compensation expense to be recorded.

Operating expenses The following table shows our operating expenses:

	For the year ended DEC 31,
	2011	2010	Percent Change
Selling and administrative expenses	$1,624,006	$1,596,780	2%
Share-based payments	945,619	1,864,279	(49	) %
Total operating expenses	$2,569,625	$3,461,059	(26	) %

Selling and administrative expenses increased $27,226 for the year ended December 31, 2011 compared to the same period of 2010 which is primarily attributable to a net increase in professional fees.  Total selling and administrative expenses were 10.8% and 8.6% of sales for the year ended December 31, 2011 and 2010, respectively.

Share-based payments decreased $918,660 for the year ended December 31, 2011 compared to the same period of 2010 due to fewer options vesting in 2011 compared to 2010.

Total operating expenses were 17.1% and 18.5% of sales for the year ended December 31, 2011 and 2010.

Income (loss) from operations Income from operations totaled $744,130 (or 5.0% of sales) in the year ended December 31, 2011 compared to the loss from operations of $863,421 (or 4.6% of sales) for the year ended December 31, 2010. The loss from operations decreased primarily due to an increase in gross profit and a decrease in share-based payments.

Net income (loss) before taxes Net income before income tax expense for the year ended December 31, 2011 increased $1,923,406, compared to 2010. The increase in net profit is due to an increase in gross profit and a decrease in share-based payments.

Net income (loss) Net income for the year ended December 31, 2011 increased $1,903,406, compared to 2010. The increase in net profit is due to an increase in gross profit and a decrease in share-based payments.  Income tax expense for 2011 relates to the Alternative Minimum Tax due which is recorded as an expense due to an increase in the deferred tax asset valuation allowance.

Interest expense, net Overall interest expense, net, decreased due to the full amortization of the debt discount in 2010 and the repayment of a loan to a shareholder.

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

The following chart provides a breakdown of our sales for the years ended December 31, 2011 and 2010.

	YEAR ENDED DEC 31, 2011	YEAR ENDED DEC 31, 2010
Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	14,992,867	18,675,269
Valley Forge Imaging, Inc.	-	-
Valley Forge Emerging Technologies, Inc.	-	-
Totals Per Financial Statements	$14,992,867	$18,675,269

Our total operating expense was $2,569,625 and $3,461,059, respectively, for the years ended December 31, 2011 and 2010.

Our average monthly cost of operations from January 2011 through December 2011 was approximately $214,000. Excluding aggregate non-cash charges of $112,571 for depreciation and amortization, and $945,619 for share-based payments, our average monthly cost of operations from January 2011 through December 2011 was approximately $126,000.

As of December 31, 2011, we had $372,435 in cash remaining as well as $518,576 of marketable securities.

At this rate, and barring any material changes to our capital requirements and assuming no additional revenue with margin, we anticipate being able to sustain our operations for seven months, at which time we will have to obtain additional funding in the absence of obtaining additional cash from operations or other sources. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) continued sales of our aerospace products and conversion of working capital to cash (2) how long the government and/or customer approval process may take and how high the initial market demand is for the THOR system, and (3) how long it takes to realize revenue from any sales of ODIN units; and (4) whether additional cash infusions are obtained via the issuance of equity securities or from other sources, including from Lincoln Park.  It is uncertain whether we will receive significant cash payments for THOR or ODIN sales during the remainder of 2012.  While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process, where relevant, is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. That demonstration unit has been returned and no sale occurred. Although the unit performed according to specifications, we do not have a forecast of how long it may take to realize revenues from any sales of such units.  Although we presently have enough cash and marketable securities to fund operations through July 31, 2012, we have no immediate plans to raise additional capital, notwithstanding the Lincoln Park Capital arrangement, because we believe profits from sales of momentum wheels and other products will be sufficient to cover operating expenses through the end of 2012.  However, we are refining our cash flow forecast and if warranted, we will seek to raise additional capital through commercial loans and other financing sources, if available, or, if the registration statement has been declared effective by the SEC, through exercising our rights under the Purchase Agreement.

Other than for general operational and payroll expenses, which may also include the payment of additional research and development and marketing expenses, the Company’s day-to-day operations are not expected to change materially until such time as we commence production and then the delivery of the first commercial THOR devices or sales orders for any ODIN units. We do not anticipate having significant additional research and development expenses during the next twelve months, but such expenses may be necessary to accommodate customer needs, ongoing improvements or to facilitate obtaining necessary approvals before we can commence production of the THOR system or to facilitate the execution of new contracts.

The Company has received information regarding new government specifications for passenger screening, but has not yet reviewed it.  Once the company reviews it, the Company will reevaluate whether or not to continue to use the existing technology associated with ODIN.  Currently we have two ODIN machines, which are included on the balance sheet as assets in the amount of $215,670, net of accumulated depreciation and inventory allowance, as of December 31, 2011.  If we decide not to continue with the existing technology but to utilize a new system that we have developed, then it will be possible that we may not be able to sell our existing ODIN machines.  In that case we may be required to write down the carrying value of those existing machines on our financial statements.  In addition, in light of all this, the Board of Directors has discussed whether or not it makes sense to continue to pursue ODIN, particularly because the effort to continue ODIN may detract from our management's focus on THOR and our growing aerospace business.  The Board of Directors has not made a decision on this issue yet.

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  On July 15, 2011, the first accepted work order was transmitted to the Company. The work order is the first request for services under the CSA.  The work order had a deliverable date of September 30, 2011 which required preliminary research steps and related deliverables; this deliverable date was extended to November 30, 2011.  The Company is currently reviewing results from the first work order and will prepare a proposed second work order after further consultation with ISU.

If the Company and ISU negotiate and execute additional work orders, then, pursuant to the CSA, ISU will assist the Company in reviewing the THOR design, using Company-supplied components to assemble an accelerator and demonstrating that accelerator to the Company’s customers.  The Company will compensate ISU for hourly labor and for materials and sub-contracting costs.  The Company and ISU will jointly hold all right, title and interest in any invention the parties jointly make resulting from services performed under the CSA.  To the extent ISU holds an interest in an Encumbered Invention, as such term is defined in the Agreement, the Company has the option to negotiate an exclusive (for a time to be determined), worldwide, royalty-bearing license to make, use or sell under any Encumbered Invention.  If we do issue additional work orders we may have additional research and development expense.

In the coming months, the Company will refine its estimates of its capital requirements based on any quantities of THOR and ODIN units ordered.

Subsequent Events

The Company Has Received a Settlement Offer Concerning “Demand for Action” Letter Demanding The Board Be Reorganized And Other Relief

On April 24, 2011, the Company and its Board of Directors received a letter entitled “Demand for Action” wherein an attorney representing a class of shareholders alleges facts to support the following claims:  “Fraudulent Misrepresentation and Concealments in Violation of §10(b) of the Securities Exchange Act of 1934 and S.E.C. Rule 10b-5,” “Selective Disclosure of, and Failure to Disclose, Material Information, In Violation of Regulation FD”; and “Breaches of Fiduciary Duty”.  The letter does not request any monetary damages, but rather seeks a reduction in the number of Board of Directors seats from seven to six, the appointment of three “Independent Directors” and a requirement that the Board must approve all “material decisions in the Company.”  The letter further demands the Company hire “an investor / public relations firm,” a CFO experienced in “Wall Street investor relations” and other personnel, along with rescission of options granted to Messrs. Brothers and Wilhide.  The Company’s counsel has responded to the letter and requested more information to enable the Board of Directors to investigate the factual allegations claimed in the letter. Such information has not been received.  In subsequent correspondence, the attorney indicated that damages in excess of $10 million will be sought in litigation.

On June 30, 2011, the Company received a letter from the attorney stating that the Company’s in-house and outside counsel allegedly failed to transmit the April 24, 2011 demand letter to the Board of Directors and demanded that outside counsel recuse himself.  The email further states that outside counsel and the Company “have until Tuesday, July 5, 2011 to explain yourselves to me, and for VLYF to advise whether and how VLYF is addressing the matters at issue.”  The Company through outside counsel responded on July 5, 2011 indicating that the Board of Directors had in fact been informed of the demand letter and that the Board of Directors has not been able to reach any decisions because the Company’s request for additional information has been ignored.  To date, no lawsuit has been filed, although the Company can offer no assurances that no lawsuit will be filed in the future.

On March 8, 2012 the attorney representing the “class of shareholders” transmitted by email a Settlement Agreement and Mutual General Release (“Settlement Agreement”).   The Settlement Agreement identifies the “class of shareholders” to be Evan Levine and Victoria Levine, Evan and Victoria Levine on behalf of minors Alexander Levine, Nathaniel Levine and Elinor Levine and Mark Capital LLC.  The Settlement Agreement lists Evan Levine as a signatory for Mark Capital; the Company believes Mr. Levine is the Managing Member.  Accordingly, the “class of shareholders” appears to be limited to Mr. Levine, his wife and children and his investment fund.

Because of the narrowly limited “class of shareholders” and the fact that almost a year has lapsed with no action being brought, the Company is assessing whether the threats contained in the April 24, 2011 letter are credible.   Management will brief the Board of Directors in April 2012, to enable the Board to make a final determination of whether to accept or reject the terms of the Settlement Agreement.

Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers vs. Debra Elenson, Scott Heiken and Lori Heiken,  Case No. 11-42629 (CA) 25 (Fla. 11 th Jud. Cir.)

On December 19, 2011, the Company filed a Complaint in the Circuit Court for the 11th Judicial District in and for Miami-Dade County, Florida against Debra Elenson, Scott Heiken and Lori Heiken (“Defendants”).  The complaint seeks in excess of $15,000 in damages incurred by the Company by reason of the malicious prosecution of two earlier lawsuits the Defendants filed against the Company in 2009, those lawsuits concluded favorably for the Company when the Defendants each filed Notices of Dismissal with Prejudice in April 2010 resulting in Orders of Dismissal being signed by the Honorable Ronald Dresnick on April 20, 2010.

On January 31, 2012, Defendants filed a motion to dismiss the Company’s complaint.  Following a hearing, the Honorable Jorge Cueto denied Defendant’s motion to dismiss on February 16, 2012, and ordered them to file an answer within 30 days.  Defendants filed an answer to the complaint on March 6, 2012.  Discovery has not yet commenced.

On January 18, 2012, Mark Capital LLC exercised Series F warrants issued in May, 2009.  Pursuant to the terms of the warrant, 349,120 shares were issued in a cashless exercise.

On February 16, 2012, the Company entered into an Investor Relations Consulting Agreement (“IR Agreement”) with Hayden Investor Relations.  The IR Agreement requires Hayden to perform consulting services, including disseminating information to the investing public.  The term of the IR Agreement is 12 months, unless terminated earlier; compensation thereunder is a monthly cash payment of $6,500 and 100,000 three year, cashless exercise warrants with a strike price of $0.60 cents per share; 50,000 warrants vested on February 16, 2012 with the remaining warrants vesting after the first six months.

Description of Critical Accounting Policies and Estimates, Going Concern, and Fair Value of Financial Instruments

This section of our Form 10-K contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, our revenue recognition policy, and the effect on our financial statements of recent accounting pronouncements.  A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 1 of the “Notes to Consolidated Financial Statements” for the year ended December 31, 2011.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events.    While the Company has net income for 2011, it has experienced net losses in prior years.  Management believes its existing cash and investment balances, ongoing profitable sales and access to capital are adequate for the Company’s liquidity needs for 2012.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, security deposits, accounts receivable, amount due to shareholder, and accounts payable.  Except as discussed in Note 3 of the “Notes to Consolidated Financial Statements” for the year ended December 31, 2011 and 2010 in this form 10-K, the carrying values of these financial instruments approximates their fair value due to their short term maturities.

 Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.  See Note 7 of the “Notes to Consolidated Financial Statements” for the year ended December 31, 2011 and 2010 in this form 10-K for discussion of deferred revenue.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“FASB ASU No. 2011-05”), which will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  This guidance is effective for fiscal years ending after December 15, 2012, with early adoption permitted. The Company currently presents components of net income and other comprehensive income in one continuous statement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Valley Forge Composite Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Valley Forge Composite Technologies, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Composite Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mountjoy Chilton Medley LLP

Louisville, Kentucky
March 30, 2012

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	Dec 31, 2011	Dec 31, 2010

ASSETS
Current assets:
Cash	$372,435	$585,549
Marketable securities	518,576	504,063
Accounts receivable	3,592,821	1,991,902
Inventories	4,508,686	999,952
Prepaid expenses and other	66,183	47,852
Deposits with vendors	-	21,000
Total current assets	9,058,701	4,150,318
Property and equipment, net	112,062	274,405
Non-current assets:
Patent license, net	39,430	-
Deferred equity offering costs, net	658,262	-
Security deposits	5,535	5,535
Total non-current assets	703,227	5,535

Total Assets	$9,873,990	$4,430,258

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,934,187	$2,029,425
Accrued expenses and other	409,364	30,886
Deferred revenue	291,051	1,193,765
Due to shareholder	-	124,846
Total current liabilities	6,634,602	3,378,922
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
62,066,928 and 61,320,774 shares issued and
outstanding at December 31, 2011 and 2010	62,067	61,321
Additional paid-in capital	12,544,597	10,777,265
Accumulated deficit	(9,356,115)	(9,782,871)
Accumulated other comprehensive loss	(11,161)	(4,379)
Total shareholders' equity	3,239,388	1,051,336

Total Liabilities and Shareholders' Equity	$9,873,990	$4,430,258

See accompanying notes.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2011	2010
Sales	$14,992,867	$18,675,269
Cost of sales	11,679,112	16,077,631

Gross Profit	3,313,755	2,597,638

Costs and expenses
Selling and administrative expenses	1,624,006	1,596,780
Share-based payments	945,619	1,864,279
Total expenses	2,569,625	3,461,059

Income (loss) from operations	744,130	(863,421)

Other non-operating income (expense)
Interest expense	(3,102)	(684,365)
Legal settlement	(316,896)	62,441
Investment income	22,624	8,695

Net income (loss) before taxes	446,756	(1,476,650)

Income Taxes	20,000	-

Net income (loss)	426,756	(1,476,650)

Other comprehensive loss
Unrealized loss on marketable securities	(6,782)	(4,379)

Comprehensive income (loss)	$419,974	$(1,481,029)

Income (loss) per common share:
Basic	$0.01	$(0.02)
Diluted	$0.01

Weighted Average Common Shares Outstanding:
Basic	61,500,794	59,281,322
Diluted	63,778,097

See accompanying notes.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock	Number of Shares	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

BALANCE AT JANUARY 1, 2010	$54,689	54,688,920	$7,673,903	$(8,306,221)	$-	$(577,629)

Proceeds from exercise of warrants	1,229	1,228,571	244,486			245,715

Stock issuance from cashless exercise of warrants	2,486	2,486,139	(2,486)			-

Stock issued for note conversions	2,857	2,857,144	997,143			1,000,000

Stock issued for services	60	60,000	118,140			118,200

Option based compensation			1,746,079			1,746,079

Unrealized loss on securities					(4,379)	(4,379)

Net loss for 2010				(1,476,650)		(1,476,650)

BALANCE AT DECEMBER 31, 2010	61,321	61,320,774	10,777,265	(9,782,871)	(4,379)	1,051,336

Proceeds from sale of common stock	300	300,000	249,700			250,000

Stock issued for services	132	132,000	125,664			125,796

Option based compensation			819,823			819,823

Stock issued for commitment fee	314	314,154	282,425			282,739

Issuance of warrants			356,145			356,145

Equity offering costs			(66,425)			(66,425)

Unrealized loss on securities					(6,782)	(6,782)

Net income for 2011				426,756		426,756

BALANCE AT DECEMBER 31, 2011	$62,067	62,066,928	$12,544,597	$(9,356,115)	$(11,161)	$3,239,388

See accompanying notes.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$426,756	$(1,476,650)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization expense	112,571	198,373
Loss on disposal of equipment	51,919	-
Amortization of debt discount	-	541,893
Share-based payments	945,619	1,864,279
Change in operating assets and liabilities
(Increase) decrease in operating assets:
Increase in accounts receivable	(1,600,919)	(1,892,782)
(Increase) decrease in inventories	(3,508,734)	(848,652)
(Increase) decrease in prepaid expenses and other	(18,331)	56,433
Decrease in vendor deposits	21,000	-
Increase (decrease) in operating liabilities:
Increase in accounts payable	3,840,059	865,395
Increase (decrease) in accrued expenses and other	357,378	(22,687)
Increase (decrease) in deferred revenue	(902,714)	335,365
Net Cash Used In Operating Activities	(275,396)	(379,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(21,295)	(508,442)
Purchase of patent license	(40,000)	-
Purchases of equipment	(1,577)	(131,114)
Net Cash Used In Investing Activities	(62,872)	(639,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	-	245,715
Proceeds from issuance of common stock	250,000	-
Repayment of convertible debenture	-	(42,000)
Repayments to shareholder	(124,846)	(91,712)
Net cash provided from financing activities	125,154	112,003

NET DECREASE IN CASH	(213,114)	(906,586)
CASH AT BEGINNING OF YEAR	585,549	1,492,135
CASH AT END OF YEAR	$372,435	$585,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$3,102	$64,808

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES
Stock issued for note conversion	$-	$1,000,000
Stock issued for commitment fee	$356,145	$-
Equity offering costs	$(66,425)	$-
Issuance of warrants	$282,739	$-
Deferred equity offering costs in payables and accruals	$85,803	$-

See accompanying notes.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

During 2011 and 2010, the Company won numerous contracts to produce momentum wheels and various other mechanical devices for special projects.  This represents all of the Company’s revenues during these periods.  Periodically, the Company has a high margin sale outside of the expected gross profit of approximately 15%.  Sales of this type are not expected to continue on a consistent basis.  In recent years, the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR photonuclear detection system (“THOR”). The development of the THOR advanced explosives detection system was completed in Russia in 2009.  We are currently focused on being able to assemble a demonstration unit to further our efforts in marketing, manufacturing and distribution of THOR in the United States and other countries.

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

Comprehensive Income (Loss)

The Company follows the ASC for reporting comprehensive income (loss).  Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). The Company’s item of other comprehensive loss is the unrealized loss on marketable securities.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, accounts receivable, security deposits, amount due to shareholder and accounts payable.  Except as disclosed in Note 3, the carrying value of these financial instruments approximates their fair value due to their short term maturities.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.  The Company held no cash equivalents at December 31, 2011 and 2010.

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

Accounts receivable

Receivables are based on contracted prices and are considered past due when the due date has expired.  Typically, receivables are due within 30 - 180 days.  The Company sells to customers using credit terms customary in its industry.  Credit is based on the credit worthiness of the customer and collateral is generally not obtained.  Receivables are reviewed for collectability when they become past due.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company provides for estimated uncollectible accounts based on prior experience and review of existing receivables.  There was no allowance for doubtful accounts at December 31, 2011 and 2010.

Inventories

The Company accounts for inventories by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	December 31	December 31
	2011	2010

Raw Materials	$4,035,468	$609,900
Work in process	-	6,738
Finished goods	473,218	383,314
	$4,508,686	$999,952

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Computers and equipment	5 - 15 years

Furniture and fixtures	7 years

Demonstration units	5 years

Depreciation expense for the years ended December 31, 2011 and 2010 was $112,001 and $68,530, respectively.

Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

Deferred Equity Offering Costs

In connection with the Lincoln Park Capital (“LPC”) arrangement (Note 9), the Company incurred the following costs: (1) warrants issued to Wharton Capital Partners (Note 9), fair value of $356,145, (2) shares issued to LPC as a commitment fee, fair value of $282,739, and (3) Professional fees related to the registration statement to register the LPC shares of $85,803.  These costs will be charged to additional paid-in-capital (“APIC”) as shares are sold to LPC.  During 2011, $66,425 have been charged to APIC related to the sale of shares to LPC in 2011.

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

Warranties

The Company warrants that aerospace goods and other mechanical devices delivered under its customer arrangements will conform to applicable technical standards and specifications and will be free from material and manufacture defects. The warranty period is one year and extends to goods subject to normal use by the customer, as defined. Management does not believe any significant warranty exposure exists at December 31, 2011.

Research and Development Costs

Research and development (“R&D”) costs, which relate primarily to the development, design and testing of products, are expensed as incurred.  R&D expense is included in selling and administrative expenses, and was insignificant in 2011 and 2010.  However, R&D expenses may be necessary to accommodate customer needs, ongoing improvements or changing government regulations, the extent of which is presently unknown.

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

The Company’s policy for interest and penalties on material uncertain income tax positions recognized in the financial statements is to classify them as interest expense and operating expense, respectively.  The Company assessed its uncertain income tax positions for all open tax years and concluded that they have no material liabilities to be recognized.  The Company is no longer subject to federal, state, and local examination by tax authorities for tax years before 2008.

Advertising

Advertising costs are expensed as incurred.  For the years ended December 31, 2011 and 2010, advertising expense was $3,552 and $61,814, respectively.

Legal costs

Legal costs are expensed as incurred.

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

The following sets forth the computation of earnings per share:

	For the Year Ended
	December 31,
	2011	2010
Net income (loss) (A)	$426,756	$(1,476,650)
Weighted average shares outstanding (B)	61,500,794	59,281,322
Dilutive effect of stock based awards	2,277,303	-
Common stock and common stock equivalents (C)	63,778,097	59,281,322
Income (loss) per share - basic (A/B)	$0.01	$(0.02)
Income (loss) per share - diluted (A/C)	$0.01

The Company’s common stock equivalents include the following:

	December 31,	December 31,
	2011	2010

Class D Warrants	1,428,574	1,428,574
Class F Warrants	1,300,000	1,300,000
Class H Warrants	410,000	-
Options	4,050,000	4,050,000
Total common stock equivalents	7,188,574	6,778,574

On September 13, 2010, the Company issued 4,050,000 stock options of which 1,320,000 and 660,000 were vested at December 31, 2011 and 2010, respectively.  See Note 11 for further details. See Note 9 for further details regarding warrants.

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“FASB ASU No. 2011-05”), which will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  This guidance is effective for fiscal years ending after December 15, 2012, with early adoption permitted. The Company currently presents components of net income and other comprehensive income in one continuous statement.

NOTE 2 - LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events.  Management believes its existing cash and investment balances, ongoing profitable sales and access to capital are adequate for the Company’s liquidity needs for 2012.

NOTE 3 – MARKETABLE SECURITIES

The cost and fair value of marketable securities are as follows:

	December 31,	December 31,
	2011	2010
Available for sale equity securities:
Amortized Cost	$529,737	$508,442
Unrealized Loss	(11,161)	(4,379)
Fair Value	$518,576	$504,063

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding losses on available-for-sale securities in the amount of $11,161 and $4,379 have been included in accumulated other comprehensive loss at December 31, 2011 and 2010, respectively.

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

At December 31, 2011 and 2010, marketable securities consisted of an exchange traded bond fund that was measured using the Level 1 valuation hierarchy.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized below:

	December 31,	December 31,
	2011	2010
Computers and equipment	$89,643	$135,065
Furniture and fixtures	49,564	49,564
Demonstration units	244,090	296,010
	383,297	480,639
Less: accumulated depreciation	(271,235)	(206,234)
	$112,062	$274,405

Demonstration units includes an ODIN unit available for testing by customers.

NOTE 5 – PATENT LICENSE

On September 22, 2011, the Company announced that it signed a definitive agreement for an exclusive license with Lawrence Livermore National Security, LLC (an affiliate of Lawrence Livermore National Laboratory (“LLNS”)) for certain patents covering an advanced accelerator-detector complex for high efficiency detection of hidden explosives.  The patents are those that may ultimately issue from two provisional patent applications filed by LLNS and related to inventions resulting from work done under a Cooperative Research and Development Agreement.  Pursuant to the license, The Company paid LLNS license issue fees of $40,000 in 2011 and will make royalty payments equal to 6% of net sales, subject to a minimum annual royalty of $30,000 beginning in 2014, $50,000 in 2015 and $60,000 in 2016 and thereafter during the term of the agreement, expiring December 5, 2030.

The patent license will be amortized over 19 years and three months until the expiration of the patents, if granted, on December 5, 2030.

December 31,
2011

Patent License	$40,000
Less: accumulated amortization	(570)
$39,430

Amortization expense for the year ended December 31, 2011 was $570.

Amortization for each of the next five years will be $2,076 per year.

NOTE 6 – ACCOUNTS PAYABLE

The Company’s 2011 accounts payable include $8,351 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 13.04% per annum and call for total minimum monthly installment payments of $145 as of December 31, 2011. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety within 12 months; such amounts have been classified as current.

The remaining 2011 accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $5,925,836 of trade accounts.

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

NOTE 7 – DEFERRED REVENUE

The Company has received $291,051 and $1,193,765, at December 31, 2011 and 2010, respectively, in cash for orders it intends to ship in the following twelve months.  Per the Company’s revenue recognition policy (see Note 1), generally the revenue will be recognized when goods have been shipped to the customer.  Beginning in December 2010, the Company ceased the requirement of an advance payment on customer orders.

NOTE 8 – NOTES PAYABLE

On July 3, 2008, the Company secured a financing arrangement with MKM Opportunity Master Fund, LLC ("MKM"). The financing consists of a $500,000 Convertible Note, with a conversion price of $0.50 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years which was due on July 3, 2011. On September 29, 2008, the Company reduced the conversion price to $0.35 per share.  In connection with the financing, MKM was also issued Class C Warrants to purchase up to 1,000,000 shares of the Company's common stock. The warrants contained an exercise price of $1.61 per share, but on May 27, 2009 the Company reduced the Class C Warrant exercise price to $0.20 per share. The Company reduced the warrant exercise price to $0.20 per share as part of the terms of an additional round of financing from its Class C and Class D warrant holder.  The difference between the warrants’ fair value immediately before and after the modification of the exercise price was insignificant and, therefore, no related expense was recorded.  In connection with this financing arrangement, the Class C warrants were valued and recorded at $500,000.  Accordingly, the Company recorded an initial debt discount of $500,000 to be amortized over the term of the note and charged $-0- and $250,685 to interest expense during the years ended December 31, 2011 and 2010, respectively.

On March 22, 2010, MKM converted the entire amount of the $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

On September 29, 2008, the Company secured a financing arrangement with MKM and other parties.  The financing consists of a $650,000 Convertible Note, with a conversion price of $0.35 per share, bearing interest at the rate of 8% per year, payable on a quarterly basis and has a term of three years due on September 29, 2011. In connection with the financing, MKM and other unrelated individuals were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants contained an exercise price of $0.75 per share, but on May 27, 2009 the Company reduced the Class D Warrant exercise price to $0.20 per share.  The Company reduced the warrant exercise price to $0.20 per share as part of the terms of an additional round of financing from its Class C and Class D warrant holder.  The difference between the warrants’ fair value immediately before and after the modification of the exercise price was insignificant and, therefore, no related expense was recorded.  In connection with this financing arrangement, the Class D warrants were valued and recorded at $650,000.  Accordingly, the Company recorded an initial debt discount of $650,000 to be amortized over the term of the note and charged $-0- and $291,209 to interest expense during the years ended December 31, 2011 and 2010, respectively.

On September 29, 2009, the unrelated individual investors converted their $150,000 note into 428,571 shares of common stock at a conversion price of $0.35 per share.

On March 22, 2010, MKM converted the remaining $500,000 note into 1,428,572 shares of common stock at a conversion price of $0.35 per share.

There were no notes outstanding at December 31, 2011 and 2010.

NOTE 9 – SHAREHOLDERS’ EQUITY

On October 5, 2011, the Company signed a $20.25 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”).  Upon signing the Purchase Agreement, LPC agreed to initially purchase 300,000 shares of our common stock for $250,000.  The Company also entered into a registration rights agreement with LPC whereby it agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement.  After the SEC has declared effective the registration statement related to the transaction, the Company has the right, in its sole discretion, over a 30-month period to sell up to an additional $20 million of its common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement.

There are no upper limits to the share price LPC may pay to purchase common stock and the purchase price of the shares related to the $20 million of additional future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, with the Company controlling the timing and amount of future sales, if any, of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of common stock is below the floor price as set forth in the Purchase Agreement.

In consideration for entering into the $20.25 million agreement, the Company issued to LPC 314,154 shares of common stock as a commitment fee. The fair value of these commitment fee shares have been recorded as deferred equity offering costs (Note 1).  The Purchase Agreement may be terminated by the Company at anytime.

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

On May 27, 2009, the Company issued 1,900,000 shares of common stock to MKM Capital Advisors and individual investors for cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Class F Warrants to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $0.20 per share.

On January 29, 2010, the Company issued 534,624 shares of common stock following the cashless exercise of 600,000 Class F Warrants.

On August 10, 2009, the Company issued 800,000 shares of common stock to individual investors for cash.  In connection with the common stock purchase, the individual investors were issued Class G Warrants to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $0.20 per share.

On March 29, 2010, the Company issued 800,000 shares of common stock following the exercise of 800,000 Class G Warrants and received $160,000 in cash.

Wharton Capital Partners, Ltd. assisted the Company in arranging for the equity offering arrangement with Lincoln Park Capital.  As compensation for its services, the Company issued Class H Warrants to Wharton Capital Partners, Ltd, dated October 4, 2011, to acquire 410,000 shares of the Company's common stock at a price of $1.09 per share.  The warrant expires on October 3, 2016 and may be exercised, in whole or in part, at any time prior to expiration either for cash or pursuant to a cashless exercise provision contained in the warrant.  A fair value of $356,145 was calculated relating to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.94; Strike price of $1.09 per share; Time to expiration (days) of 1,826; Expected volatility of 158%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 0.19%. The fair value has been recorded to deferred equity offering costs in the accompanying December 31, 2011 consolidated balance sheet.

Stock warrant activity for the year ended December 31, 2011 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at January 1, 2011	2,728,574	$0.20
Granted	410,000	1.09
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2011	3,138,574	$0.32

The following table summarizes the Company's Class D, Class F and Class H stock warrants outstanding at December 31, 2011:

Warrant Class	Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
D	$0.20	1,428,574	3.75	$0.20
F	$0.20	1,300,000	2.50	$0.20
H	$1.09	410,000	4.75	$1.09

NOTE 10 – STOCK GRANT

On or about November 1, 2010, each director (other than Lou Brothers and Larry Wilhide) received 12,000 shares of restricted stock totaling 60,000 shares in one lump sum for payment of service for 2010.

On September 29, 2011, the Board of Directors of the Company authorized the issuance of 60,000 shares of common stock for 2011 services, distributed equally to the five Board members.  The $57,180 value of the services was recorded based on the previous five day average share price at the date of authorization.    The recipients are required to remain in service through December 31, 2011.

On September 29, 2011, the Board of Directors of the Company authorized the issuance of 72,000 shares of common stock for 2011 services, distributed equally to the three executive officers.  The $68,616 value of the services was recorded based on the previous five day average share price at the date of authorization.    The recipients are required to remain in service through December 31, 2011.

NOTE 11 – STOCK OPTIONS

On September 13, 2010, the Company granted certain employees and others the option to purchase 4,050,000 shares of the Company’s common stock at prices ranging from $1.35 - $1.49 per share.  The fair value of stock at the option grant date was determined to be $1.32 per share.  The options vest 660,000 on September 13, 2010, 660,000 on January 1, 2011, 620,000 on January 1, 2012, 620,000 on January 1, 2013, 620,000 on January 1, 2014, 620,000 on January 2, 2015, and 250,000 options will vest upon the completion of certain sales goals for ODIN and THOR, and are exercisable from vesting date through a period of five to ten years from the grant date. Management anticipates the average term of the options will be 5-7 years.

Using the Black-Scholes-Merton option pricing model, management has determined that the options have a value ranging from $1.29 to $1.33.  For the years ended December 31, 2011 and 2010 the Company recognized compensation cost and an increase in additional paid-in capital of $819,823 and $1,746,079 and an income tax benefit has not been reflected due to an increase in the deferred tax asset valuation allowance. As of December 31, 2011, there was $2,792,077 of total unrecognized compensation cost relating to unvested stock options.  That cost is expected to be recognized in the years ending December 31, 2012, 2013, and 2014 in the amounts of $819,823 per year, while $332,500 will be recognized upon the completion of certain sales goals for ODIN and THOR.

The assumptions used and the calculated fair value of the options are as follows:

Expected dividend yield	-0-
Risk-free interest rate	3.78% - 4.99%
Expected life in years	5-7
Expected volatility	180.00%
Weighted average of fair value of options granted	$1.32

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Total Options	Weighted Average Exercise Price
Total options outstanding, January 1, 2011	4,050,000	$1.38
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Total options outstanding, December 31, 2011	4,050,000	1.38

Options exercisable, December 31, 2011	1,320,000	$1.38

	Nonvested Options	Average Fair Value
Nonvested options
Nonvested options, January 1, 2011	3,390,000	$1.32
Granted	-	-
Vested	(660,000)	1.32
Forfeited	-	-
Nonvested options, December 31, 2011	2,730,000	$1.32

At December 31, 2011, vested exercisable options were outstanding for 1,320,000 shares at an exercise price between $1.35 and $1.49.  The weighted average value of the options is $1.32.  Of the vested options, 269,360 options have a remaining life of 3.7 years and expire on September 13, 2015 while 1,050,640 options have a remaining life of 8.7 years and expire on September 13, 2020.  The 2,730,000 nonvested options will vest over the next five to ten years excluding 250,000 which will vest upon completion of certain sales goals for ODIN and THOR.

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

NOTE 12 – INCOME TAXES

Income tax expense for the year ended December 31, 2011 reflects the current amount due for the Alternative Minimum Tax (“AMT”).  The Company owed this tax due to a limitation on the use of its net operating loss carryforward for AMT purposes.  This amount is recorded as an expense due to an increase in the deferred tax asset valuation allowance.  There was no income tax expense or benefit for the year ended December 31, 2010 due to the Company’s net losses and increases in its deferred tax asset valuation allowance.

Deferred income taxes reflect the income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following at December 31, 2011 and 2010:

	2011	2010
Deferred Tax Assets:
Stock options	$659,209	$456,724
AMT credit carryforward	20,000	-
Net operating loss carryforwards	1,336,361	1,916,138
	2,015,570	2,372,862
Valuation allowance	(2,005,260)	(2,330,896)
	$10,310	$41,966

	2011	2010
Deferred Tax Liabilities
Depreciation	$10,310	$41,996

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate for fiscal years 2011 and 2010:

	2011		2010

Federal "expected" tax expense (benefit)	34%		(33	) %
State taxes, net of "expected" tax expense (benefit)	6%		(6	) %
Permanent differences	38%		14%
Change in valuation allowance	(73	) %	25%
Effective tax rate	5%		-0-%

Net operating loss carryforwards totaled approximately $3,400,000 at December 31, 2011.  The net operating loss carryforwards will begin to expire in the year 2028 if not utilized.  After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2011 and 2010 due to the uncertainty of realizing the net deferred tax assets under the more likely than not approach. The valuation allowance decreased by approximately $326,000 for the year ended December 2011. Utilization of the Company’s net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

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

The Company has entered into a lease of 2,700 square feet of warehouse space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky, expiring in December, 2011.  The Company has extended the lease an additional year commencing on January 1, 2012 and expiring on December 31, 2012.

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $349 per month.  Rent expense for the periods ended December 31, 2011 and 2010 was $76,173 and $97,407, respectively.

The following is a schedule of future minimum lease payments required under the leases as of December 31, 2011:

Period Ending December 31,	Amount
2012	$62,703
2013	46,287
2014	47,432
2015	48,606
2016	49,810
Thereafter	8,437

$263,275

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

For the periods ended December 31, 2011 and 2010, the Company incurred expenses for accounting services of $100,110 and $58,125, respectively, to a firm related to a member of the board of directors.

On August 11, 2006, CTCEG loaned the Company $42,000.  During the third quarter of 2010, the Company made a payment of $49,134 against the amounts owed to Coast to Coast Equity Group, Inc.  Of that payment $7,134 was applied to accrued but unpaid interest, and the remaining $42,000 was applied to retire the principal amount owed to Coast to Coast Equity Group, Inc.

The Company paid $50,000 in 2011 to L & M Consulting (“L&M”) which is owned by Louis Brothers, Jr., the son of Louis Brothers, Sr., the Company’s president and chief executive officer.  The Company retained L&M to provide information technology consulting services.  The Company also paid Louis Brothers, Jr $26,000 and $24,000 for consulting services in 2011 and 2010, respectively.

For the periods ended December 31, 2011 and 2010, the Company incurred expenses for translating services of $6,489 and $3,192, respectively, to a member of the board of directors.

NOTE 15 – CONCENTRATION AND CREDIT RISK

During the year ended December 31, 2011, two customers individually accounted for 90% and 10% of the Company’s total revenues.  During the year ended December 31, 2010, two customers accounted for 78% and 22% of the Company’s total revenues.  A reduction in sales from or loss of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s entire December 31, 2011 accounts receivable balance of $3,592,821 is from one customer.  The accounts receivable balance of $1,991,902 is from one customer as of December 31, 2010.  The customer is a multinational corporation and all of the Company's sales are exported.  The Company has not experienced any bad debts from this customer.

The Company receives its inventory from approximately eight suppliers.  The Company has an accounts payable balance to these suppliers of $5,765,349 and $1,912,577 as of December 31, 2011 and 2010, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho as well as provide consulting services.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  On July 15, 2011, the first accepted work order was transmitted to the Company by ISU.  Costs related to the first work order have been expensed.

The Company is involved in litigation and disputes arising in the ordinary course of business.  While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.

William A. Rothstein vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Louis J. Brothers

On October 30, 2009, the Company and its president and director, Louis J. Brothers, were both named as defendants in a civil complaint filed in Utah by shareholder William A. Rothstein.  The complaint alleges that the defendants committed fraud, violated the Utah Uniform Securities Act, made negligent misrepresentations, breached a fiduciary duty to the shareholder, and breached a settlement agreement and seeks unspecified compensatory and punitive damages and attorney’s fees.  Mr. Brothers and the Company filed an answer to the complaint denying all claims.

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

Coast To Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers.

On November 11, 2009, the Company and its president and director, Louis J. Brothers, were served with a civil complaint naming both of them as defendants. The complaint was filed in Florida, by shareholder, Coast To Coast Equity Group, Inc.  ("CTCEG").  The complaint alleges that the defendants breached a consulting services agreement by not reimbursing plaintiff for $44,495 in expenses, committed fraud, pleaded for the rescission of a standby equity agreement in the amount of $500,000, violated the Florida Securities and Investor Protection Act, made negligent misrepresentations, and breached a fiduciary duty to shareholders and seeks damages in excess of $15,000 and attorney's fees.  As it pertains to non-contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff's proceeds which were to be allocated towards the purchase of an ODIN unit.

The First Amended Complaint ("Complaint") alleges failure to pay a $42,000 promissory note payable to CTCEG.  CTCEG was allowed to file an amended complaint.  The claim has been resolved and the Company paid in full amounts owing under the promissory note.

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

The Company and Mr. Brothers deny all allegations and have filed an Answer and Affirmative Defenses; raising numerous defenses to the claims.   They also intend to file applicable counterclaims and possible third party claims, but they cannot provide assurances as to the outcome of the matter.  The matter is scheduled for trial during the trial period beginning September 10, 2012.

George Frudakis vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers.

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

Arbitration Claim filed by Advanced Technology Development, Inc.

During 2010, the Company, Louis J. Brothers and Larry K. Wilhide received a Statement of Claim (“Statement”) filed with the American Arbitration Association by Advanced Technology Development, Inc. (“ATD”).  Summarizing in general terms, ATD’s arbitration claims one through four are based upon allegations the Company failed to perform or pay ATD for goods pursuant to two separate supply contracts. Claims five through eight are based upon the Company’s activities in the promotion and sale of the ODIN imaging device.  Claims nine through thirteen are based upon the Company’s alleged misuse of ATDs’ “ULDRIS” mark.  The final claim seeks injunctive relief.

The arbitration proceeding was heard from April 27 through April 29, 2011.  On July 31, 2011 and November 2, 2011, the Arbitrator issued Interim Awards.

On December 30, 2011, the Arbitrator issued a Final Award in a total amount aggregating to $316,896.  This amount is included in accrued expenses at December 31, 2011.  In 2012, ATD has received payment in full and the matter has concluded.

The Company is also a plaintiff in certain legal actions which could result in a gain.  The ultimate outcome is not determinable and no amounts have been recognized.

NOTE 17 – SUBSEQUENT EVENTS

We have evaluated the period from December 31, 2011 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we have identified the following events:

The Company Has Received a Settlement Offer Concerning “Demand for Action” Letter Demanding The Board Be Reorganized And Other Relief

On April 24, 2011, the Company and its Board of Directors received a letter entitled “Demand for Action” wherein an attorney representing a class of shareholders alleges facts to support the following claims:  “Fraudulent Misrepresentation and Concealments in Violation of §10(b) of the Securities Exchange Act of 1934 and S.E.C. Rule 10b-5,” “Selective Disclosure of, and Failure to Disclose, Material Information, In Violation of Regulation FD”; and “Breaches of Fiduciary Duty”.  The letter does not request any monetary damages, but rather seeks a reduction in the number of Board of Directors seats from seven to six, the appointment of three “Independent Directors” and a requirement that the Board must approve all “material decisions in the Company.”  The letter further demands the Company hire “an investor / public relations firm,” a CFO experienced in “Wall Street investor relations” and other personnel, along with rescission of options granted to Messrs. Brothers and Wilhide.  The Company’s counsel has responded to the letter and requested more information to enable the Board of Directors to investigate the factual allegations claimed in the letter. Such information has not been received.  In subsequent correspondence, the attorney indicated that damages in excess of $10 million will be sought in litigation.

The Company’s request for additional information regarding these claims has been ignored.  To date, no lawsuit has been filed, although the Company can offer no assurances that no lawsuit will be filed in the future.

On March 8, 2012 the attorney representing the “class of shareholders” transmitted by email a Settlement Agreement and Mutual General Release (“Settlement Agreement”).  The “class of shareholders” appears to be limited to Mr. Evan Levine, his wife and children and his investment fund.  Because of the narrowly limited “class of shareholders” and the fact that almost a year has lapsed with no action being brought, the Company is assessing whether the threats contained in the April 24, 2011 letter are credible.  The Company cannot provide any assurances regarding the outcome of this matter.

On January 18, 2012, Mark Capital LLC exercised Series F warrants issued in May, 2009.  Pursuant to the terms of the warrant, 349,120 shares were issued in a cashless exercise.

On February 16, 2012, the Company entered into an Investor Relations Consulting Agreement (“IR Agreement”) with Hayden Investor Relations.  The IR Agreement requires Hayden to perform consulting services, including disseminating information to the investing public.  The term of the IR Agreement is 12 months, unless terminated earlier; compensation thereunder is a monthly cash payment of $6,500 and 100,000 three year, cashless exercise warrants with a strike price of $0.60 per share; 50,000 warrants vested on February 16, 2012 with the remaining warrants vesting after the first six months.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2011.  During this evaluation, we identified a material weakness in our internal control over financial reporting.  We have a limited staff so a limited number of people perform all financial duties.  Much of our financial accounting is performed by outside accountants not affiliated with our independent registered public accounting firm.  In addition, we determined that one of our previously filed financial statements requires an adjustment.  Accordingly, the principal executive officer/principal financial officer concluded that the disclosure controls and procedures were not effective to provide reasonable assurance that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports or submitted by the Company under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Our management has concluded that our internal control over financial reporting is not effective based on these criteria in light of the following material weaknesses:

Lack of Segregation of Duties and Qualified Internal Employees – Because of our limited staff, a limited number of people perform all financial duties.  Much of our financial accounting is performed by outside accountants not affiliated with our auditors.  The Company has retained, LGI CFO to advise on financial matters and to address methods of correcting this material weakness.

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

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth as of the date of this Form 10-K the name, age and position of each person who serves as an executive officer, director and significant employee of our Company as of December 31, 2011.

Name	Age	Position
Louis J. Brothers	59	Chairman, Chief Executive Officer and Chief Financial Officer
Larry K. Wilhide	63	Director, Vice-President (Engineering)
Andrew T. Gilinsky	51	Director
Richard S. Relac	70	Director
Eugene Breyer	63	Director
Raul A. Fernandez	61	Director
Dr. Victor A. Alessi	72	Director
Keith L. McClellan	55	Vice President, General Counsel and Secretary

Background of Executive Officers, Directors and Significant Employees

Louis J. Brothers

Mr. Brothers is a founding shareholder of the Company.  He served as President of Valley Forge Composite Technologies, Inc., a Pennsylvania corporation, (“VLYF”) and as Chairman of VLYF’s Board of Directors from 1997 to 2006.  He became Chairman of the Board of Directors of the Company upon execution of the July 6, 2006 Share Exchange Agreement among Quetzal Capital 1, Inc., a Florida corporation, and the shareholders of VLYF (the “Share Exchange Agreement”).  Mr. Brothers has been President, Chief Executive Officer and Chief Financial Officer since the execution of the Share Exchange Agreement.

Mr. Brothers has more than 20 years of experience in marketing, marketing support, product management and logistics in industrial products. He also has extensive international business experience, having worked in Europe, Russia, China and Japan. In China, he was part of the management team that supervised the construction of three large industrial plants. His experience on the management team provides the Board with a management and leadership insight. Mr. Brothers was responsible for increasing his products’ market share in the bearing industry from 2% to 95%, in the process making valuable contacts, building business relationships with private manufacturers and the research communities and gaining important knowledge in the manufacturing and technology market segments.  His knowledge of marketing and logistics, understanding of the company’s products and extensive international business experience provide the Board with a unique perspective on ways to collaborate with the international markets in order to accomplish the Company’s goals.

Larry K. Wilhide

Larry K. Wilhide is a founder of the Company, and since its inception in 1997 has been a director and the vice-president of engineering. On July 6, 2006, Mr. Wilhide became a director of the Company upon the execution of the Share Exchange Agreement. Mr. Wilhide is a part-time employee of VLYF and since 2000 continues to work for SKF Bearing, Inc. in Hanover, Pennsylvania, as a sub-contractor where he performs general engineering and design services.

Mr. Wilhide has worked as a design engineer on projects for aerospace bearings for over 25 years including cage, retainer design and spherical bearing refurbishing. He has supported general machining and grinding operations. He was team leader for computer aided design and computer numerical control programming. Additionally, Mr. Wilhide served in the U.S. Army in Korea where he held primary responsibility for arming nuclear warheads. Mr. Wilhide holds a Bachelors Degree in Mechanical Engineering.  Combined with his design knowledge, his experience as a team leader enables him to provide the Board with leadership skills and perspective regarding the design of the Company’s products.

Andrew T. Gilinsky, CPA, PFS, MBA, CFP

Andrew T. Gilinsky is a certified public accountant and has been employed since 1987 by Clairmont Paciello & Co., P.C., located in King of Prussia, Pennsylvania.  Clairmont Paciello & Co., P.C. serves as the Company’s outsourced accounting staff.  Mr. Gilinsky has served as a director of the Company since April 15, 2008.

Mr. Gilinsky has been employed as a certified public accountant for over 20 years.  He brings to the Board not only a particularized knowledge of financial statements, but also the broad knowledge and experience regarding financial reporting and accounting of public companies he has gained from working with numerous clients throughout the years.

Eugene Breyer

Eugene Breyer has served as a director of the Company since March 25, 2008.  From December 1999 through the present, Mr. Breyer has been employed as the director of human resources for Cincinnati State Technical and Community College.

Mr. Breyer’s experience as the director of human resources for Cincinnati State Technical and Community College provides the Board with unique problem solving skills and an established perspective on overseeing the management of employees and diverse issues.

Dr. Victor E. Alessi

Dr. Victor E. Alessi has served as a director of the Company since April 15, 2008.  From 1999 until October 2007, Dr. Alessi was the Chief Executive Officer of the United States Industry Coalition, an Arlington, Virginia, based non-profit organization comprised of American businesses, organizations, and research institutions dedicated to non-proliferation through the commercialization of technology emanating from the New Independent States of the former Soviet Union. Since October 2007 Dr. Alessi has been retired.

Dr. Alessi’s experience as Chief Executive Officer of the United States Industry Coalition and his overall knowledge of the industry make him well-suited to provide broad leadership guidance and business acumen to the Board of a technology company operating in international markets.

Raul A. Fernandez

Raul A. Fernandez has served as a director of the Company since April 15, 2008.  Mr. Fernandez is an information technology consultant. He has been employed by KForce Technology Staffing in Tampa, Florida, since March 2007. Previously, between January 2000 and November 2006, he was the director of information technology services at Iron Mountain Information Management in Collegeville, Pennsylvania.

Mr. Fernandez’s background as the director of information technology services provides knowledge to the Board and the Company regarding information technology issues and cybersecurity risks.  He also brings broad problem-solving skills and management experience to the Board.

Richard S. Relac

Richard S. Relac has served as a director of the Company since April 15, 2008. Mr. Relac is a professional linguist and since January 2006 has been self-employed in this capacity. From 1967 to 1974, and from 1983 to 2002, Mr. Relac served elements of the U.S. Department of Defense as a translator, intelligence analyst, customer relations officer, and senior editor. In January 2002 he retired from federal service. Mr. Relac remained in retired status until January 2006 when he was elected as a council member for Bonneauville Borough, Pennsylvania. He ceased being a council member upon moving out of the borough in March 2009. Also in January 2006, Mr. Relac commenced his free-lance translating service with the Company as his primary customer. Mr. Relac currently operates his translating service.

Mr. Relac’s unique background as an intelligence analyst and customer relations officer brings insight to the Board regarding management of international operations and negotiating agreements with companies in various countries.  His linguist skills assist the Board in establishing relationships with customer and suppliers in foreign countries.

Each director of the Company holds such position until the next annual meeting of shareholders, or written consent in lieu thereof, and until his successor is duly elected and qualified, or until his earlier death, removal or resignation.

Keith L. McClellan, Esq., MBA

Keith L. McClellan was appointed by the Board of Directors as the Company’s Vice President, General Counsel and Secretary, effective July 1, 2010.  Since 1991, he has worked on business and legal issues associated with technology commercialization.  From 2006 until his appointment with the Company, he was self employed as a consultant to domestic and international companies in the areas of technology commercialization and business development.  He is admitted to the Bar in Nevada and Kentucky.

Code of Ethics

In August 2006, the Company adopted a Code of Ethics.  The Code of Ethics applies to the Company’s officers, director level employees and certain other designated employees and independent contractors.  A copy of the Code of Ethics, our Code of Conduct, and our Insider Trading Policy are available on our website at www.VLYF.com under the “About Valley Forge” tab in the Corporate Governance section.

Audit Committee

The Company does not have a separately designated standing audit committee or audit committee charter in place; the Company’s entire Board of Directors served, and currently serves, in the capacity of audit committee.  This is due to the small size of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Our Board of Directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place.

Compensation Committee

Our Board of Directors currently has no compensation committee charter, standing compensation committee or committee performing similar functions. This is due to the Company’s small size of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. The Company’s entire Board of Directors currently participates in the consideration of executive officer and director compensation. Our Board of Directors will continue to evaluate, from time to time, whether it should appoint a standing compensation committee.

Executive officers who are also directors participate in determining or recommending the amount or form of executive and director compensation, but the ultimate determination of executive compensation is determined by the independent directors. Neither the board nor management utilizes compensation consultants in determining or recommending the amount or form of executive and director compensation.

Nominating Committee

Our Board of Directors does not have a nominating committee or a nominating committee charter.  Instead of having such a committee, our Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. The directors recommend candidates for nomination for election or reelection by written action of the majority shareholders and, as necessary, to fill vacancies and newly created directorships.

Board Leadership Structure

The Company’s leadership structure combines the roles of the chairman and chief executive officer.  The Board believes that this leadership structure is currently appropriate for the Company due to Mr. Brother’s knowledge of the Company and the next-generation detection systems and instruments industry, and his extensive marketing, products management and logistics experience with respect to logistical products.  In this regard, having a combined chairman and chief executive officer provides an efficient and effective leadership model. The board believes that this structure promotes unambiguous accountability, effective decision-making, and alignment on corporate strategy. In addition, because our Board works closely with our executive officers and members of senior management, there is a natural synergy in the combined role that facilitates our Board's oversight and guidance of management.

The Board of Directors does not have a lead independent director, however, the entire Board, including our independent directors, works with Mr. Brothers to perform a variety of functions related to our corporate governance, including coordinating board activities, setting relevant items on the agenda and ensuring adequate communication between the Board of Directors and management.

Risk Oversight

The Board of Directors is actively involved in the oversight of risks, including strategic, operational and other risks, which could affect our business. The Board of Directors administers this oversight function directly through the Board of Directors as a whole, which oversees risks relevant to its and management’s functions. The Board of Directors considers strategic risks and opportunities and administers its respective risk oversight function by evaluating management’s monitoring, assessment and management of risks, including steps taken to limit our exposure to known risks, through regular interaction with our senior management.

The Board provides oversight and guidance to members of management who are responsible for the timely identification, mitigation and management of those risks that could have a material impact on the Company.  The Board considers the risk that our compensation policies and practices may have in attracting, retaining, and motivating valued employees and endeavors to assure that it is not reasonably likely that our compensation plans and policies would have a material adverse effect on our Company. In addition, the Board oversees governance related risks, such as board independence and conflicts of interest.  The interaction with management occurs not only at formal board meetings but also through periodic written and oral communications.  The Board has overall responsibility for executive officer succession planning and reviews succession planning as needed.

Independent Directors

Our independent directors are Messrs. Fernandez, Breyer, Relac and Dr. Alessi.  Our definition of “independent director” is that of NASDAQ Listing Rule 5605(a)(2).  However, the Company’s securities are not listed on the NASDAQ Stock Market.

Meetings of the Board

The Board of Directors held seven meetings during 2011.  Meetings of the board were conducted by telephone, except for a meeting held in person in November 2011.  Each of the directors attended 75% or more of such meetings. The Board of Directors also acted at times by unanimous written consent, as authorized by our bylaws and the Florida Statutes.

ITEM 11.EXECUTIVE COMPENSATION.

The principal elements of our executive compensation program are base salary, annual cash incentives, and long-term equity incentives in the form of restricted stock, stock options, performance units and performance shares.  A brief summary of our stock incentive plan follows.

2008 Stock Incentive Plan

The Company’s 2008 Stock Incentive Plan, as amended (the “2008 Plan”), is intended to attract, motivate, and retain employees of the Company, consultants who provide significant services to the Company, and members of the Board of Directors of the Company who are not employees of the Company. The 2008 Plan is also designed to further the growth and financial success of the Company by aligning the interests of the Participants (as defined in the 2008 Plan), through the ownership of shares of the Company’s stock and through other incentives, with the interests of the Company’s stockholders.  The Board of Directors authorized the adoption of, and the Company’s majority stockholders approved, the 2008 Plan on September 10, 2008.

Certain terms and provisions of the 2008 Plan are summarized below. As a summary, the description below is not a complete description of all of the terms of the 2008 Plan; the full text can be found in the Company’s schedule 14 C filed June 1, 2009.  Furthermore, capitalized terms used in the summary below shall have the meanings given to them in the 2008 Plan unless otherwise defined in such summary.

Administration. The 2008 Plan provides that it will be administered by the Board of Directors; provided, however, that if the Board of Directors chooses, it may delegate some or all of its authority (except for the administration of the Non-Discretionary Grant Program) to a Committee or Committees.  The Committee may consist solely of two or more “outside directors” as described in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), or solely of two or more Non-Employee Directors, in accordance with Rule 16b-3.

Available Shares. Ten million (10,000,000) shares of the Company’s common stock are available for award under the 2008 Plan.   Such amount is subject to adjustment upon, among other things, changes in capitalization, dissolution or liquidation, or a merger or change in control, in each case as set forth in the 2008 Plan.

Types of Awards. Under the 2008 Plan, the Board of Directors may grant any one or a combination of Incentive Stock Options (within meaning of the Code), Non-Qualified Stock Options, and Restricted Stock, as well as Performance Units and Performance Shares (collectively, “Awards”). Subject to certain limitations in the 2008 Plan, the Board of Directors shall establish the terms and conditions of Awards granted under the 2008 Plan.

Eligible Participants. Except for Incentive Stock Options, which may only be granted to Employees of the Company or a parent corporation or a subsidiary corporation (as such terms are defined in Code Sections 424(e) and (f)), and subject to certain restrictions set forth in the 2008 Plan, Awards under the 2008 Plan may be granted to Employees, Directors, and Consultants of the Company who are designated by the Board of Directors.

Term. The 2008 Plan became effective upon its adoption by the Board of Directors, and continues in effect for a term of ten (10) years from the date adopted by the Board unless earlier terminated.

Amendment. The Board of Directors may amend, suspend or terminate the 2008 Plan at any time.  The Company will obtain stockholder approval of any amendment to the 2008 Plan to the extent necessary to comply with applicable laws.  An amendment to, or the termination, alteration or suspension of the 2008 Plan may not impair the rights of any Participant, unless mutually agreed to otherwise in writing and signed by the Participant and the Company.

Amendment To The 2008 Plan Forms Of Stock Option Agreements

On August 8, 2011, the Board of Directors approved an amendment to the forms of Incentive Stock Option Agreement and Non Qualified Stock Option Agreement previously adopted as part of the 2008 Plan to (a) provide for a different Option (as defined in the 2008 Plan) vesting schedule, (b) permit the vesting of unvested Options upon a Change of Control (as defined in the 2008 Plan), and (c) permit, in the Board’s discretion, alternative means of payments to exercise Options.  No change was made to the vesting schedule for Options previously granted under the 2008 Plan.

Payments to Management

In the future, Mr. Brothers and all other employees may receive commissions from their individual efforts resulting in customer purchase orders for THOR and ODIN units although no commission agreements have been entered into to date.

Summary Compensation Table

This table shows the compensation for the Company’s Chief Executive Officer / Chief Financial Officer and the two other most highly paid executive officers, other than the Chief Executive Officer / Chief Financial Officer, at December 31, 2011 and December 31, 2010.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Total
	($)	($)	($)(1)	($)(2)	($)
Louis J. Brothers
President, CEO and CFO	2011	$140,250	$22,872	$330,008	$493,130
	2010	$134,500	$-	$660,012	$794,512

Larry K. Wilhide
Vice President and Director	2011	$113,565	$22,872	$330,008	$466,445
	2010	$100,850	$-	$660,012	$760,862

Keith L. McClellan
Vice President, Secretary
and General Counsel	2011	$54,250	$22,872	$133,000	$210,122
	2010	$45,000	$-	$266,000	$311,000

(1)	Reflects the fair value dollar amount based on the previous five day average share price at the date of authorization.

(2)	Reflects the aggregate grant date fair value dollar amount computed in accordance with
ASC Topic 718 related to the named executive officers that had stock options granted during the year. For the assumptions used in the calculation of this amount under ASC 718, see Note 12 of the Notes to the Consolidated Financial Statements for the year ended
December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

This table provides information concerning unexercised options outstanding as of December 31, 2011 for the Company’s Chief Executive Officer / Chief Financial Officer and the two most highly paid executive officers, other than the Chief Executive Officer / Chief Financial Officer.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Lou Brothers
	134,680	269,360	(1)	$1.49	September 13, 2015
	365,320	730,640	(2)	1.35	September 13, 2020

Larry Wilhide
	134,680	269,360	(1)	1.49	September 13, 2015
	365,320	730,640	(2)	1.35	September 13, 2020

Keith McClellan
	148,148	296,296	(3)	1.35	September 13, 2020
	51,852	103,704	(4)	1.35	September 13, 2020

(1)	These options vest at a rate of 67,340 shares on each of January 1, 2011, 2012, 2013, 2014 and
January 2, 2015. This represents the number of options that were granted in 2010 under the
2008 Equity Incentive Plan and that remain unvested as of December 31, 2011.
(2)	These options vest at a rate of 182,660 shares on each of January 1, 2011, 2012, 2013, 2014 and
January 2, 2015. This represents the number of options that were granted in 2010 under the
2008 Equity Incentive Plan and that remain unvested as of December 31, 2011.
(3)	These options vest at a rate of 74,074 shares on each of January 1, 2011, 2012, 2013, 2014 and
January 2, 2015. This represents the number of options that were granted in 2010 under the
2008 Equity Incentive Plan and that remain unvested as of December 31, 2011.
(4)	These options vest at a rate of 25,926 shares on each of January 1, 2011, 2012, 2013, 2014 and
January 2, 2015. This represents the number of options that were granted in 2010 under the
2008 Equity Incentive Plan and that remain unvested as of December 31, 2011.

Director Compensation

The following table provides information concerning the compensation of our directors for the period January 1, 2011 through December 31, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Louis J. Brothers	$-		$-
Larry K. Wilhide	$-	$-	$-
Andrew T. Gilinsky	$3,049	$11,436	$14,485
Eugene Breyer	$3,049	$11,436	$14,485
Dr. Victor E. Alessi	$3,049	$11,436	$14,485
Raul A. Fernandez	$3,049	$11,436	$14,485
Richard S. Relac	$3,049	$11,436	$14,485

(1)	Reflects the aggregate grant date fair value dollar amount calculated in accordance with ASC 718 related to the awards of stock to the directors for their service to the Board. For assumptions used in the calculation of the amount under ASC 718, see Note 11 of the Notes to Consolidated Financial Statements
for the year ended December 31, 2011 in this registration statement.
(2)	The annual award of 12,000 shares of restricted stock was made to each non-employee director on
September 29, 2011. The shares had a grant date fair value of $0.97 per share. Each award was valued at
$11,436.

Each non-employee director receives an annual cash retainer of $3,049 for his services as a director.  In addition, each director receives an annual grant of 12,000 shares of restricted stock for his services as a director.  The annual stock retainer is restricted for 6 months from the date of issue and will vest on March 29, 2012. All directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings and other activities relating to the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Director and Executive Officer Stock Ownership; Owners of More Than 5%

Under the rules of the SEC, a person beneficially owns the Company’s common stock if the person has the power to vote or dispose of the shares, or if such power may be acquired, by exercising options, warrants or otherwise, within 60 days.  The table below shows how much Company common stock is beneficially owned as of December 31, 2011 by our directors, Chief Executive Officer / Chief Financial Officer, and the two other most highly paid executive officers at December 31, 2011, other than the Chief Executive Officer / Chief Financial Officer, and the directors and executive officers as a group.  Each person has sole voting power and sole dispositive power with respect to the shares listed unless indicated otherwise.  No shares have been pledged as security by the named executive officers, directors, or the directors and executive officers as a group.  The following table also shows shareholders who are known to the Company to be a beneficial owner of more than 5% of the Company’s common shares as of December 31, 2011.

Name	Common Shares Beneficially Owned		Common Shares Issuable Upon Exercise Of Warrants		Total	% of currently outstanding shares (5)	% of outstanding shares fully diluted (6)
Directors:

Louis J. Brothers	19,404,000	(1) (2) (3)			19,404,000	31.26%	29.46%
Larry K. Wilhide	19,404,000	(1) (2) (4)			19,404,000	31.26%	29.46%
Dr. Victor E. Alessi	48,000	(1)			48,000	*	*
Raul A. Fernandez	48,000	(1)			48,000	*	*
Richard S. Relac	53,000	(1)			53,000	*	*
Andrew T. Gilinsky	68,000	(1)			68,000	*	*
Eugene Breyer	48,000	(1)			48,000	*	*

Executive Officers:

Keith McClellan	224,000	(1) (2)			224,000	*	*

All Directors and Executive Officers as a Group (8 persons)	39,297,000	(1) (2)			39,297,000	63.31%	59.66%

Security Ownership of Certain Beneficial Owners:

MKM Opportunity Master Fund, Ltd. (7)	3,351,060	(8)	2,728,574	(9)	6,079,634	5.40%	9.23%

*	Denotes beneficial ownership less than 1% of the Company's Common Stock
(1)	Includes restricted shares as follows: Mr. Brothers 24,000, Mr. Wilhide 24,000; Mr. Alessi 12,000;
Mr. Fernandez 12,000; Mr. Relac 12,000; Mr. Gilinsky 12,000; Mr. Breyer 12,000;
Mr. McClellan 12,000; and all directors and executive officers as a group 120,000. Unless otherwise indicated in the other footnotes below, the restricted stockholders have sole voting power with respect to the restricted shares but do not have sole or shared dispositive power until the restrictive shares vest.
(2)	Includes options that are exercisable on or within 60 days of December 21, 2011 as follows:
Mr. Brothers 250,000; Mr. Wilhide 250,000; Mr. McClellan 100,000; and all directors and executive officers as a group 600,000.
(3)	Mr. Brothers and his wife own all shares as tenants in the entirety. Mr. Brothers and his wife share voting power and dispositive power with respect to all shares other than restricted shares for which they share voting power but do not have shared dispositive power until the restricted shares vest.
(4)	Mr. Wilhide and his wife own all shares as tenants in the entirety. Mr. Wilhide and his wife share voting power and dispositive power with respect to all shares other than restricted shares for which they share voting power but do not have shared dispositive power until the restricted shares vest.
(5)	Calculated with respect to each beneficial owner in accordance with Exchange Act Rule 13d-3.
(6)	Calculated assuming the exercise of all warrants and options held by all beneficial owners.
(7)	The address of MKM Opportunity Master Fund, Ltd.'s ("MKM") address is c/o MKM Capital Advisors, LLC,
420 Lexington Avenue, Suite 1718, New York, New York 10170.
(8)	According to the Schedule 13D filed October 25, 2010, MKM Capital Advisors, LLC (“MKM Capital”)
serves as investment manager to MKM Opportunity. David Skriloff is the managing member of
MKM Capital and the portfolio manager of MKM Opportunity (together, MKM Opportunity, MKM
Capital and David Skriloff are “MKM”).
(9)	MKM Opportunity holds certain warrants for the Company’s shares. According to the Schedule 13D filed October 25, 2010, MKM Opportunity holds 3,351,060 shares and warrants for an additional
2,082,571 shares issuable upon exercise of the warrants on an as converted basis; and MKM
Opportunity, MKM Capital and David Skriloff share voting power and dispositive power with respect to 5,379,631 shares. Our records indicate, however, that MKM holds warrants for 2,728,574 shares, rather than the 2,082,571 disclosed in the Schedule 13D, which we have reflected in the above table.
All warrants held by MKM Opportunity include a limitation on exercise, which provides that at no time will MKM Opportunity be entitled to exercise any number of warrants that would result in the beneficial ownership by MKM Opportunity of more than 9.99% of the outstanding shares of the
Company's common stock.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our independent directors are Messrs. Fernandez and Relac and Dr. Alessi.  Our definition of “independent” is that of NASDAQ Marketplace Rule 5605(a)(2). However, the Company’s securities are not listed on any platform in the NASDAQ Stock Market.

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

For the periods ended December 31, 2011 and 2010, the Company incurred expenses for accounting services of $100,110 and $58,125, respectively, to Clairmont, Paciello, & Co. P.C., a firm related to a member of the board of directors.

On August 11, 2006, CTCEG loaned the Company $42,000.  During the third quarter of 2010, the Company made a payment of $49,134 against the amounts owed to Coast to Coast Equity Group, Inc.  Of that payment $7,134 was applied to accrued but unpaid interest, and the remaining $42,000 was applied to retire the principal amount owed to Coast to Coast Equity Group, Inc.

The Company paid $50,000 in 2011, to L & M Consulting (“L&M”) which is owned by Louis Brothers, Jr., the son of Louis Brothers, Sr., the Company’s president and chief executive officer.  The Company retained L&M to provide information technology consulting services.

Louis Brothers, Jr., the son of Louis Brothers, Sr., the Company’s president and chief executive officer, was paid $26,000 and $24,000 for consulting services in 2011 and 2010, respectively.

Mr. Richard Relac, a director of the Company, in the past has been compensated by the Company for translating services unrelated to his position as a director.  In 2011 and 2010, the Company paid  Mr. Relac $6,489 and $3,192, respectively, for such translating services. Mr. Eugene Breyer, a director of the Company, has provided consulting services to the Company on human resource matters but has not been and does not expect to be compensated for such services.

In 2011 and 2010, the Company paid Rosemary A. Brothers, the wife of director Louis J. Brothers, $48,125 and $42,275, respectively, for administrative services.  Rosemary A. Brothers is, as of the filing date of this report, one of four of the Company’s administrative employee.

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

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Audit Fees

We paid Mountjoy Chilton Medley, LLP (“MCM”) $62,000 and $52,000 for auditing our financial statements and review of our 10-K for the years ended December 31, 2011 and 2010, respectively.

In 2011, we paid MCM $49,500 for the review of our three quarterly financial statements, reviews of our forms 10-Q, including services related to restatement of prior year balances in our Form 10-Q for the period ended September 30, 2011, and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings in 2011.

In 2010 we paid R.R. Hawkins & Associates International, P.C. (“Hawkins”) $16,300 for the review of two of our quarterly financial statements, review of our Forms 10-Q and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements in 2010.

In 2010 we paid MCM $6,500 for the review of our September 30, 2010 quarterly financial statements, review of our Form 10-Q and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements in 2010.

Audit Related Fees

In 2011, we paid MCM $32,100 for audit related services associated with the Company’s response to an SEC comment letter; services associated with review and issuance of consent related to our Form S-1 Registration Statement.

In 2011, we paid Hawkins $3,000 for audit related services related to issuance of consent for our Form S-1 Registration Statement.

In 2010, we paid Hawkins $1,750 for audit related services related to issuance of consent for our 2010 Form 10-K.

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

Valley Forge Composite Technologies, Inc.

Date: March, 30, 2012	By:	/s/ Louis J. Brothers
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