Form 10-K/A
period 2010-12-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2012-04-16
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Commission file number 000-51420

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	20-3061892
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

50 East River Center Blvd., Suite 820, Covington, KY	41011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (859) 581-5111

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $47,223,207, computed by reference to the price at which the common equity was sold as of such date.

The number of shares outstanding of the issuer’s common stock as of April 8, 2011 was 61,320,774 shares.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K of Valley Forge Composite Technologies, Inc. (the “Company”) for the fiscal year ended December 31, 2010 as originally filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2011 and amended on April 18, 2011 (collectively, the “Original Filing”).  This Amendment No. 2 amends the Original Filing to (i) include a revised Report of Independent Registered Public Accounting Firm (R.R. Hawkins & Associates International) in Part II, Item 8 to clarify that the scope of the audit with respect to fiscal years ended December 31, 2009 and December 31, 2008 was not limited to the “schedule of accounts receivable” but encompassed the financial statements as a whole and (ii) revise Part II, Item 9A to conclude on the effectiveness of the Company’s disclosure controls and procedures, provide an evaluation date regarding changes in internal control over financial reporting and clarify that no changes have “materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.”

The report has been corrected herein and issued along with the Company’s financial statements from the Original Filing, which financial statements have not been amended in any manner.

In connection with this Amendment No. 2, the Company is also amending the Exhibit Index in Part IV, Item 15 to include financial statements and new certifications by the Company’s principal executive officer / principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments have been made to the Original Filing. This Amendment No. 2 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report references to “Valley Forge,” “the Company,” “we,” “us,” and “our” refer to Valley Forge Composite Technologies, Inc. and its subsidiaries.

PART II

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

See accompanying notes.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock	Number of Shares	Additional Paid-in Capital	Accumulated Deficit	Accumu- lated Other Compre- hensive Loss	Total

BALANCE AT JANUARY 1, 2009	$51,415	51,415,349	$6,710,904	$(6,267,598)	$--	$494,721

Stock issued for note conversions	429	428,571	149,571	--	--	150,000

Stock issued for services	120	120,000	28,680	--	--	28,800

Stock based compensation	25	25,000	3,725	--	--	3,750

Proceeds from sale of common stock	2,700	2,700,000	334,800	--	--	337,500

Warrant expense	--	--	446,223	--	--	446,223

Net loss for 2009	--	--	--	(2,038,623)	--	(2,038,623)

BALANCE AT DECEMBER 31, 2009	54,689	54,688,920	7,673,903	(8,306,221)	--	(577,629)

Proceeds from exercise of warrants	1,229	1,228,571	244,486	--	--	245,715

Stock issuance from cashless exercise of warrants	2,486	2,486,139	(2,486)	--	--	--

Stock issued for note conversions	2,857	2,857,144	997,143	--	--	1,000,000

Stock issued for services	60	60,000	118,140	--	--	118,200

Option based compensation	--	--	1,746,079	--	--	1,746,079

Unrealized loss on securities	--	--	--	--	(4,379)	(4,379)

Net loss for 2010	--	--	--	(1,476,650)	--	(1,476,650)

BALANCE AT DECEMBER 31, 2010	$61,321	61,320,774	$10,777,265	$(9,782,871)	$(4,379)	$1,051,336

See accompanying notes.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended Dec 31, 2010	Year ended Dec 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,476,650)	$(2,038,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	198,373	140,907
Amortization of debt discount	541,893	469,660
Fair value of warrants	--	446,223
Stock based compensation	--	3,750
Stock issued for services	118,200	28,800
Options issued for compensation	1,746,079	--
Change in operating assets and liabilities
(Increase) decrease in operating assets:
Increase in accounts receivable	(1,892,782)	(89,628)
(Increase) decrease in inventories	(848,652)	73,700
Decrease in prepaid expenses and other	56,433	98,717
Increase (decrease) in operating liabilities:
Increase in accounts payables	865,395	973,733
Decrease in accrued expenses and other	(22,687)	(2,987)
Increase in deferred revenue	335,365	858,400
Net Cash Provided By (Used In) Operating Activities	(379,033)	962,652

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(508,442)	--
Purchases of equipment	(131,114)	(3,196)
Net Cash Used In Investing Activities	(639,556)	(3,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from exercise of warrants	245,715	--
Proceeds from issuance of common stock	--	337,500
Repayment of convertible debenture	(42,000)	--
Repayments to shareholder	(91,712)	(110,000)
Net Cash Provided by Financing Activities	112,003	227,500

NET INCREASE (DECREASE) IN CASH	(906,586)	1,186,956
CASH AT BEGINNING OF PERIOD	1,492,135	305,179
CASH AT END OF PERIOD	$585,549	$1,492,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes paid	$--	$--
Interest paid	$64,808	$113,204

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for note conversion	$1,000,000	$150,000

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

Deferred income taxes reflect the income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Deferred Tax Assets:
Stock options	$456,724	$--
Accruals	--	18,418
Net operating loss carryforwards	1,916,138	2,005,653
	2,372,862	2,024,071
Valuation allowance	(2,330,896)	(1,966,366)
	$41,996	$57,705

	2010	2009
Deferred Tax Liabilities
Depreciation	$41,996	$57,705

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate for fiscal years 2010 and 2009:
	2010		2009
Computed “expected” tax benefit	(33	) %	(33)
State taxes net of “expected” tax benefit	(6	) %	(6)
Permanent differences	14%		--
Change in valuation allowance	25%		39
Effective tax rate	0%		0

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2010.  During this evaluation, we identified a material weakness in our internal control over financial reporting.  We have a limited staff so a limited number of people perform all financial duties.  Much of our financial accounting is performed by outside accountants not affiliated with our independent registered public accounting firm.  Accordingly, the principal executive officer/principal financial officer concluded that the disclosure controls and procedures are not effective, and were not effective with respect to the fiscal year ended December 31, 2010, to provide reasonable assurance that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports or submitted by the Company under the Exchange Act is or was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer / chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act).  The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairy reflect the transactions of the company;

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect those controls during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to management's reports on the Company's internal control over financial reporting.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this Amendment No. 2 to the Original Filing on Form 10-K/A:

Exhibit Index

(a)(1) Financial Statements
(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

(b) Exhibits

Exhibit No.	Description
31.1	13a-14(a)-15d-14(a) Certification - Louis J Brothers
31.2	13a-14(a)-15d-14(a) Certification - Louis J Brothers
32.1	18 U.S.C. § 1350 Certification - Louis J Brothers
32.2	18 U.S.C. § 1350 Certification - Louis J Brothers

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

	By:	/s/Louis J. Brothers
Date: April 16, 2012		Louis J. Brothers President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Louis J. Brothers
Louis J. Brothers	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer )	April 16, 2012

/s/Larry K. Wilhide
Larry K. Wilhide	Vice President and Director	April 16, 2012

/s/Dr. Victor A. Alessi
Dr. Victor A. Alessi	Director	April 16, 2012

/s/Eugene Breyer
Eugene Breyer	Director	April 16, 2012

/s/Raul A. Fernandez
Raul A. Fernandez	Director	April 16, 2012

/s/Andrew T. Gilinsky
Andrew T. Gilinsky	Director	April 16, 2012

/s/Richard S. Relac
Richard S. Relac	Director	April 16, 2012