Form 10-Q/A
period 2011-03-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2012-04-23
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Registrant’s telephone number, including area code: (859) 581-5111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 ☐ Yes    ☒ No

The number of shares outstanding of the issuer’s common stock as of May 16, 2011 was 61,320,774 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Valley Forge Composite Technologies, Inc. (the “Company”) for the quarterly period ended March 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “Original Filing”).  This Amendment No. 1 amends the Original Filing to revise Part I, Item 4 to conclude on the effectiveness of the Company’s disclosure controls and procedures, provide an evaluation date regarding changes in internal control over financial reporting and clarify that no changes have “materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.”

In connection with this Amendment No. 1, the Company is also amending the Exhibit Index in Part II, Item 6 to include new certifications by the Company’s principal executive officer / principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In this report references to “Valley Forge,” “the Company,” “we,” “us,” and “our” refer to Valley Forge Composite Technologies, Inc. and its subsidiaries.

PART I

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2011.  During this evaluation, we identified a material weakness in our internal control over financial reporting.  We have a limited staff so a limited number of people perform all financial duties.  Much of our financial accounting is performed by outside accountants not affiliated with our independent registered public accounting firm.  Accordingly, the principal executive officer/principal financial officer concluded that the disclosure controls and procedures are not effective, and were not effective with respect to the fiscal period ended March 31, 2011, to provide reasonable assurance that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports or submitted by the Company under the Exchange Act is or was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

The following exhibit index lists Exhibits filed herewith, or in the case of Exhibits 32.1 and 32.2, furnished with this Quarterly Report on Form 10-Q/A:

Exhibit Index

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: April 23, 2012	By:	/s/ Louis J. Brothers
Louis J. Brothers President, Chief Executive Officer and Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Duly Authorized Officer)