Form 10-Q/A
period 2011-06-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2012-04-23
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes   ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 ☐ Yes    ☒ No

The number of shares outstanding of the issuer’s common stock as of August 12, 2011 was 61,320,774 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Valley Forge Composite Technologies, Inc. (the “Company”) for the quarterly period ended June 30, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original Filing”).  This Amendment No. 1 amends the Original Filing to revise Part I, Item 4 to conclude on the effectiveness of the Company’s disclosure controls and procedures, provide an evaluation date regarding changes in internal control over financial reporting and clarify that no changes have “materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.”

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

PART I

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2011.  During this evaluation, we identified a material weakness in our internal control over financial reporting.  We have a limited staff so a limited number of people perform all financial duties.  Much of our financial accounting is performed by outside accountants not affiliated with our independent registered public accounting firm.  Accordingly, the principal executive officer/principal financial officer concluded that the disclosure controls and procedures are not effective, and were not effective with respect to the fiscal period ended June 30, 2011, to provide reasonable assurance that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports or submitted by the Company under the Exchange Act is or was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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