Form 10-Q
period 2012-03-31
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2012-05-15
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

Common Stock, Par Value $.001 Per Share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐      No  ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
Yes  ☐      No  ☑

The number of shares outstanding of the issuer’s common stock as of May 15, 2012 was 62,416,048 shares.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2012	Dec 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$943,529	$372,435
Marketable securities	531,285	518,576
Accounts receivable	4,804,536	3,592,821
Inventories	963,475	4,508,686
Prepaid expenses and other	46,524	66,183
Total current assets	7,289,349	9,058,701
Property and equipment, net	93,850	112,062
Non-current assets:
Patent license, net	38,910	39,430
Deferred equity offering costs, net	658,262	658,262
Security deposits	5,535	5,535
Total non-current assets	702,707	703,227

Total Assets	$8,085,906	$9,873,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,652,627	$5,934,187
Accrued expenses and other	5,200	409,364
Deferred revenue	202,619	291,051
Total current liabilities	4,860,446	6,634,602
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
62,416,048 and 62,066,928 shares issued and
outstanding at March 31, 2012 and December 31, 2011	62,416	62,067
Additional paid-in capital	12,782,448	12,544,597
Accumulated deficit	(9,615,122)	(9,356,115)
Accumulated other comprehensive loss	(4,282)	(11,161)
Total shareholders' equity	3,225,460	3,239,388

Total Liabilities and Shareholders' Equity	$8,085,906	$9,873,990

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended March 31,
	2012	2011
Sales	$4,351,127	$6,417,936
Cost of sales	3,893,434	5,103,379

Gross Profit	457,693	1,314,557

Costs and expenses
Selling and administrative expenses	484,339	425,530
Share-based payments	238,201	204,956
Total expenses	722,540	630,486

Income (loss) from operations	(264,847)	684,071

Other non-operating income (expense)
Interest expense	-	(1,590)
Investment income	5,840	5,459

Net income (loss) before taxes	(259,007)	687,940

Income Taxes	-	-

Net income (loss)	(259,007)	687,940

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	6,879	(8)

Comprehensive income (loss)	$(252,128)	$687,932

Income (loss) per common share:
Basic	$(0.00)	$0.01
Diluted		$0.01

Weighted Average Common Shares Outstanding:
Basic	62,346,991	61,320,774
Diluted		63,629,568

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(259,007)	$687,940
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	18,732	19,240
Share-based payments	238,201	204,956
Change in operating assets and liabilities
(Increase) decrease in operating assets:
Increase in accounts receivable	(1,211,715)	(3,146,082)
Decrease in inventories	3,545,211	625,298
(Increase) decrease in prepaid expenses and other	19,659	(4,909)
Increase (decrease) in operating liabilities:
Increase (decrease) in accounts payable	(1,281,560)	2,466,501
Increase (decrease) in accrued expenses and other	(404,164)	57,009
Decrease in deferred revenue	(88,432)	(616,479)
Net Cash Provided By Operating Activities	576,925	293,474

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(5,831)	(5,453)
Net Cash Used In Investing Activities	(5,831)	(5,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to shareholder	-	(23,728)
Net cash Used In Financing Activities	-	(23,728)

NET INCREASE IN CASH	571,094	264,293
CASH AT BEGINNING OF YEAR	372,435	585,549
CASH AT END OF YEAR	$943,529	$849,842

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$20,000	$-
Interest	$-	$1,272

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MARCH 31, 2012

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
•
Valley Forge Aerospace, Inc. (“VFA”) – Primarily, the design and manufacture of attitude control instruments for small satellites, in particular, mini momentum reaction wheels based on VFA’s proprietary composite and bearing technology.  This represents all of the Company’s revenues during 2012 and 2011.

•	Valley Forge Imaging, Inc. (“VFI”) – Market and sell personnel screening devices known as ODIN.
•	Valley Forge Emerging Technologies, Inc. (“VFET”) – Evaluates other scientific technologies not matching the Company’s aerospace and anti-terrorism business segments for potential commercialization.

During 2012 and 2011, the Company won numerous contracts to supply momentum wheels and various other electronic and mechanical devices for special projects.  This represents all of the Company’s revenues during these periods.  Periodically, the Company has a high margin sale outside of the expected gross profit of approximately 15%.  Sales of this type cannot be predicted to reoccur on a consistent basis.  In recent years, the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR photonuclear detection system (“THOR”). The development of the THOR advanced explosives detection system was completed in Russia in 2009.  We are currently focused on  the marketing, manufacture and distribution of THOR in the United States and other countries.

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

Comprehensive Income (Loss)

The Company follows the ASC for reporting comprehensive income (loss).  Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). The Company’s item of other comprehensive income (loss) is the unrealized gain (loss) on marketable securities.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, accounts receivable, security deposits and accounts payable.  Except as disclosed in Note 3, the carrying value of these financial instruments approximates their fair value due to their short term maturities.

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.  The Company held no cash equivalents at March 31, 2012 and 2011.

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

Accounts receivable

Receivables are based on contracted prices and are considered past due when the due date has expired.  Typically, receivables are due within 30 - 180 days.  The Company sells to customers using credit terms customary in its industry.  Credit is based on the credit worthiness of the customer and collateral is generally not obtained.  Receivables are reviewed for collectability when they become past due.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company provides for estimated uncollectible accounts based on prior experience and review of existing receivables.  There was no allowance for doubtful accounts at March 31, 2012 and December 31, 2011.

Inventories

The Company accounts for inventories by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	March 31	December 31
	2012	2011
	(unaudited)
Raw Materials	$445,521	$4,035,468
Work in process	-	-
Finished goods	517,954	473,218
	$963,475	$4,508,686

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Computers and equipment	5 - 15 years
Furniture and fixtures	7 years
Demonstration units	5 years

Depreciation expense for the years ended March 31, 2012 and 2011 is $18,212 and $19,240, respectively.

Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

Deferred Equity Offering Costs

In connection with the Lincoln Park Capital (“LPC”) arrangement (Note 8), the Company incurred the following costs: (1) warrants issued to Wharton Capital Partners (Note 8), fair value of $356,145, (2) shares issued to LPC as a commitment fee, fair value of $282,739, and (3) professional fees related to the registration statement to register the LPC shares of $85,803.  These costs will be charged to additional paid-in-capital (“APIC”) as shares are sold to LPC.  During 2011, $66,425 has been charged to APIC related to the sale of shares to LPC in 2011.

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

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, stock warrants and restricted stock grants, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Warranties

The Company warrants that aerospace goods and other mechanical devices delivered under its customer arrangements will conform to applicable technical standards and specifications and will be free from material and manufacture defects. The warranty period is one year and extends to goods subject to normal use by the customer, as defined. Management does not believe any significant warranty exposure exists at March 31, 2012.

Research and Development Costs

Research and development (“R&D”) costs, which relate primarily to the development, design and testing of products, are expensed as incurred.  R&D expense is included in selling and administrative expenses, and was $14,171 and $-0- for the three months ended March 31, 2012 and 2011, respectively.  R&D expenses are necessary to accommodate customer needs, ongoing improvements or changing government regulations, the extent of which is presently unknown.

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

Advertising

Advertising costs are expensed as incurred.  For the three months ended March 31, 2012 and 2011, advertising expense was $14,105 and $-0-, respectively.

Legal Costs

Legal costs are expensed as incurred.

Income (loss) per Common Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the 2012 period below, the Company excludes potentially dilutive securities such as exercisable warrants and stock options from the loss per share calculations as their effect would have been anti-dilutive.

The following sets forth the computation of earnings per share:

	For the Three Months Ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)
Net income (loss) (A)	$(259,007)	$687,940
Weighted average shares outstanding (B)	62,346,991	61,320,774
Dilutive effect of stock based awards	-	2,308,794
Common stock and common stock equivalents (C)	62,346,991	63,629,568
Income (loss) per share - basic (A/B)	$(0.00)	$0.01
Income (loss) per share - diluted (A/C)	$(0.00)	$0.01

The Company’s common stock equivalents include the following:

	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
Class D Warrants	1,428,574	1,428,574
Class F Warrants	800,000	1,300,000
Class H Warrants	410,000	-
Class I Warrants	100,000	-
Options	4,050,000	4,050,000
Total common stock equivalents	6,788,574	6,778,574

On September 13, 2010, the Company issued 4,050,000 stock options of which 1,940,000 and 1,320,000 were vested at March 31, 2012 and 2011, respectively.  See Note 8 for further details regarding warrants.  See Note 10 for further details.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“FASB ASU No. 2011-05”), which will require a company to present components of net income (loss) and other comprehensive income (loss) in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  This guidance is effective for fiscal years ending after December 15, 2012, with early adoption permitted. The Company currently presents components of net income and other comprehensive income in one continuous statement.

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

NOTE 3 – MARKETABLE SECURITIES

The cost and fair value of marketable securities are as follows:

	March 31,	December 31,
	2012	2011
	(unaudited)
Available for sale equity securities:
Amortized Cost	$535,567	$529,737
Unrealized Loss	(4,282)	(11,161)
Fair Value	$531,285	$518,576

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding losses on available-for-sale securities in the amount of $4,282 and $11,161 have been included in accumulated other comprehensive loss at March 31, 2012 and December 31, 2011, respectively.

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

At March 31, 2012 and December 31, 2011, marketable securities consisted of an exchange traded bond fund that was measured using the Level 1 valuation hierarchy.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	March 31,	December 31,
	2012	2011
	(unaudited)
Computers and equipment	$89,643	$89,643
Furniture and fixtures	49,564	49,564
Demonstration unit	244,090	244,090
	383,297	383,297
Less: accumulated depreciation	(289,447)	(271,235)
	$93,850	$112,062

The demonstration unit is an ODIN unit available for testing by customers.

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

The patent license will be amortized over 19 years and three months until the expiration of the patents, if granted, on December 5, 2030.

	March 31,	December 31,
	2012	2011
	(unaudited)
Patent License	$40,000	$40,000
Less: accumulated amortization	(1,090)	(570)
	$38,910	$39,430

Amortization expense for the three months ended March 31, 2012 and 2011 was $520 and $-0-.

Amortization for each of the next five years will be $2,078 per year.

NOTE 6 – ACCOUNTS PAYABLE

The Company’s 2012 accounts payable include $30,440 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 10.04% per annum and call for total minimum monthly installment payments of $619 as of March 31, 2012. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety within 12 months; such amounts have been classified as current.

The remaining 2012 accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $4,622,187 of trade accounts.

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

NOTE 7 – DEFERRED REVENUE

The Company has received $202,619 and $291,051, at March 31, 2012 and December 31, 2011, respectively, in cash for orders it intends to ship in the following twelve months.  Per the Company’s revenue recognition policy (see Note 1), generally the revenue will be recognized when goods have been shipped to the customer.  The Company no longer requires an advance payment on customer orders.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

In consideration for entering into the $20.25 million agreement, the Company issued to LPC 314,154 shares of common stock as a commitment fee. The fair value of these commitment fee shares have been recorded as deferred equity offering costs (Note 1).  The Purchase Agreement may be terminated by the Company at any time.

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

Common Stock Warrants

On September 29, 2008, the Company secured a financing arrangement with MKM Capital Advisors (“MKM”) and other unrelated parties.  In connection with the financing, MKM and other unrelated parties were also issued Class D Warrants to purchase up to 1,857,146 shares of the Company's common stock. The warrants contain an exercise price of $0.20 per share.

During 2010, the Company issued 428,572 shares of common stock following the exercise of 428,572 Class D Warrants and received $85,715 in cash.

On May 27, 2009, the Company issued 1,900,000 shares of common stock to MKM and individual investors for cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Class F Warrants to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $0.20 per share.

On January 29, 2010, the Company issued 534,624 shares of common stock following the cashless exercise of 600,000 Class F Warrants.

On January 18, 2012, the Company issued 349,120 shares of common stock following the cashless exercise of 500,000 Class F Warrants.

Wharton Capital Partners, Ltd. assisted the Company in arranging for the equity offering arrangement with Lincoln Park Capital, as described above.  As compensation for its services, the Company issued Class H Warrants to Wharton Capital Partners, Ltd, dated October 4, 2011, to acquire 410,000 shares of the Company's common stock at a price of $1.09 per share.  The warrants expire on October 3, 2016 and may be exercised, in whole or in part, at any time prior to expiration either for cash or pursuant to a cashless exercise provision contained in the warrant.  A fair value of $356,145 was calculated relating to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.94; exercise price of $1.09 per share; time to expiration (days) of 1,826; expected volatility of 158%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 0.19%. The fair value has been recorded to deferred equity offering costs (Note 1) in the accompanying March 31, 2012 and December 31, 2011 consolidated balance sheets.

On February 16, 2012, the Company issued Class I Warrants to Hayden Investor Relations to acquire 100,000 shares of common stock at a price of $0.60 per shares.  The warrants expire on February 15, 2015.  A fair value of $53,429 was calculated relating to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.64; exercise price of $0.60 per share; time to expiration (days) of 1,095; expected volatility of 156%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.31%.  The warrants vest 50% at inception and 50% on August 16, 2012.  For the three months ended March 31, 2012, expense of $33,245 was recorded along with an increase of additional paid-in capital.

Stock warrant activity for the period ended March 31, 2012 is summarized as follows:
	Number of shares	Weighted average exercise price
Outstanding at January 1, 2012	3,138,574	$0.32
Granted	100,000	0.60
Forfeited	-	-
Exercised	(500,000)	0.20
Outstanding at March 31, 2012	2,738,574	$0.35

The following table summarizes the Company's Class D, Class F Class H and Class I stock warrants outstanding at March 31, 2012:

Warrant Class	Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
D	$0.20	1,428,574	3.50	$0.20
F	$0.20	800,000	2.25	$0.20
H	$1.09	410,000	4.50	$1.09
I	$0.60	100,000	2.90	$0.60

NOTE 9 – STOCK GRANT

On September 29, 2011, the Board of Directors of the Company authorized the issuance of 60,000 shares of common stock for 2011 services, distributed equally to the five Board members.  The $57,180 value of the services was recorded based on the previous five day average share price at the date of authorization.    The recipients were required to remain in service through December 31, 2011.

On September 29, 2011, the Board of Directors of the Company authorized the issuance of 72,000 shares of common stock for 2011 services, distributed equally to the three executive officers.  The $68,616 value of the services was recorded based on the previous five day average share price at the date of authorization.    The recipients were required to remain in service through December 31, 2011.

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

Using the Black-Scholes-Merton option pricing model, management has determined that the options have a value ranging from $1.29 to $1.33.  For the three months ended March 31, 2012 and 2011 the Company recognized compensation cost and an increase in additional paid-in capital of $204,956 and $204,956 and an income tax benefit has not been reflected due to an increase in the deferred tax asset valuation allowance. As of March 31, 2012, there was $2,587,121 of total unrecognized compensation cost relating to unvested stock options.  That cost is expected to be recognized in the years ending December 31, 2012, 2013, and 2014 in the amounts of $819,823 per year, while $332,500 will be recognized upon the completion of certain sales goals for ODIN and THOR.

The assumptions used and the calculated fair value of the options are as follows:

Expected dividend yield	-0-
Risk-free interest rate	3.78% - 4.99%
Expected life in years	5-7
Expected volatility	180.00%
Weighted average of fair value of options granted	$1.32

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Total Options	Weighted Average Exercise Price
Total options outstanding, January 1, 2012	4,050,000	$1.38
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Total options outstanding, March 31, 2012	4,050,000	1.38

Options exercisable, March 31, 2012	1,940,000	$1.38

	Nonvested Options	Average Fair Value
Nonvested options
Nonvested options, January 1, 2012	2,730,000	$1.32
Granted	-	-
Vested	(620,000)	1.32
Forfeited	-	-
Nonvested options, March 31, 2012	2,110,000	$1.32

At March 31, 2012, vested exercisable options were outstanding for 1,940,000 shares at an exercise price between $1.35 and $1.49.  The weighted average value of the options is $1.32.  Of the vested options, 404,040 options have a remaining life of 3.1 years and expire on September 13, 2015 while 1,535,960 options have a remaining life of 8.1 years and expire on September 13, 2020.  The 2,110,000 nonvested options will vest over the next five to ten years excluding 250,000 which will vest upon completion of certain sales goals for ODIN and THOR.

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

NOTE 11 – INCOME TAXES

There was no income tax expense or benefit for the three months ended March 31, 2012 and 2011 due to the Company’s net losses and changes in its deferred tax asset valuation allowance.

Deferred income taxes reflect the income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  Management has recorded a full valuation allowance of its net deferred tax asset at March 31, 2012 and December 31, 2011 under the more likely than not approach.

The Company has net operating loss carryforwards for tax purposes of approximately $3,400,000 that begin to expire in 2028 if not utilized.  Utilization of the Company’s net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $41,000 for the initial twelve months.  These expenses are anticipated to increase at a 3% rate annually for the remaining term of the agreement.

The Company has entered into a lease of 2,700 square feet of warehouse space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky, expiring in December, 2011.  The Company has extended the lease an additional year commencing on January 1, 2012 and expiring on December 31, 2012.

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $350 per month.  Rent expense for the periods ended March 31, 2012 and 2011 was $16,605 and $24,576, respectively.

The following is a schedule of future minimum lease payments required under the leases as of March 31, 2012:

Period Ending March 31,	Amount
2013	$58,599
2014	46,571
2015	47,723
2016	48,904
2017	50,116
$251,913

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

For the three months ended March 31, 2012 and 2011, the Company incurred expenses for accounting services of $35,110 and $28,775, respectively, to a firm related to a member of the board of directors.

For the three months ended March 31, 2012 and 2011, the Company paid $-0- and $50,000 to L & M Consulting (“L&M”) which is owned by Louis Brothers, Jr., the son of Louis Brothers, Sr., the Company’s president and chief executive officer.  The Company retained L&M to provide information technology consulting services.

For the three months ended March 31, 2012 and 2011, the Company also paid Louis Brothers, Jr. for consulting services of $4,000 and $6,000, respectively.

For the three months ended March 31, 2012 and 2011, the Company incurred expenses for translating services of $-0- and $3,860, respectively, to a member of the board of directors.

NOTE 14 – CONCENTRATION AND CREDIT RISK

During the period ended March 31, 2012, one customer accounted for 100% of the Company’s total revenues.  During the period ended March 31, 2011, two customers accounted for 82% and 18% of the Company’s total revenues.  A reduction in sales from or loss of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s entire March 31, 2012 accounts receivable balance of $4,804,536 is from one customer.  The accounts receivable balance of $3,592,821 is from one customer as of December 31, 2011.  The customer is a multinational corporation and all of the Company’s sales are exported.  The Company has not experienced any bad debts from this customer.

The Company receives its inventory from approximately eight suppliers.  The Company has an accounts payable balance to these suppliers of $4,521,928 and $5,765,349 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – SUBSEQUENT EVENTS

We have evaluated the period from March 31, 2012 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we have identified the following events:

On May 3, 2012, the Company received a “Final Settlement Overture” from the attorney who sent the demand referenced in Part II – Other Information below.  The letter alleges unlawful conduct committed by Company officers and states damages in excess of $1 million will be sought against the Company and its management.  The letter requests the Company contact the attorney no later than May 11, 2012 to discuss an out of court resolution.  The Company has responded, however the Company can make no assurances as to how the matter will be resolved.

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

Liquidity and Capital Resources

Between January 1, 2012 and March 31, 2012, our capital requirements have largely been met through sales of products other than THOR or ODIN. We recorded sales of $4,351,127 from the sale of various aerospace products and other mechanical devices in the first quarter of 2012. We anticipate that income from sales of such products will be sufficient to finance our ongoing operating requirements in 2012.  To the extent we make sales of ODIN or THOR systems during the next several months, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. However, there are no assurances this will occur.  With respect to the Company no longer requiring advanced payment from customers, the effect on liquidity is offset by vendors granting the Company extended payment terms.  In addition, to the extent we may need additional working capital, we may decide to exercise our rights under our $20.25 million Purchase Agreement with Lincoln Park, upon completion of the related registration statement.

Lincoln Park initially purchased 300,000 shares of our common stock for $250,000 under the Purchase Agreement (See note 8 to the financial statements).  We also entered into a registration rights agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 30-month period to sell up to an additional $20 million of our common stock to Lincoln Park in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement.

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

The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses. For the three months ended March 31, 2012, we had positive cash flows from operations due primarily to changes in accounts receivable, inventories, accounts payable, accrued expenses and deferred revenue. We had an increase in accounts receivable of $1,211,715 that was due to a large number of shipments near the end of the quarter, a decrease in accounts payable of $1,281,560, a decrease in accrued expenses of $404,164 and a reduction in advance payments received from customers of $88,431 which had negative impacts on our cash flows. We expect cash flows from operations to improve in 2012 as cash receipts from customers and cash payments to vendors will be more correlated due to the extended payment terms we have received from vendors.  From April 1, 2012 through May 9, 2012, the Company has collected $1,000,000 of the outstanding accounts receivable balance of $4,804,356 at March 31, 2012. The accounts receivables balance 180 days past due at March 31, 2012 was $-0-.  From April 1, 2012 through May 9, 2012, the Company has paid $1,192,561 of the outstanding accounts payable balance of $4,652,627.  Further, we believe our cash and investment reserves are satisfactory to fund any potential operating shortfalls.

We have incurred losses for the three months ended March 31, 2012 but had comprehensive income of $419,974 for the year ended December 31, 2011.

Historically, we have relied on gross profit from revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the three months ended March 31, 2012, we received cash proceeds of $-0- from sales of various products, $3,050,980 from accounts receivable outstanding at December 31, 2011.  Our cash outflows for the period consisted of net increase in accounts receivable of $1,211,715, marketable securities purchases of $5,831, decrease in accounts payable of $1,281,560, decrease of accrued expenses of $404,164, and a net decrease in advance payments received from customers of $88,432.  For the three months ended March 31, 2011, we received cash proceeds of $1,332,930 from sales of various products and $1,322,445 from accounts receivable outstanding at December 31, 2010.  Our cash outflows for the three months consisted of net increase of accounts receivable of $3,146,082, marketable securities purchases of $5,453, and repayment to shareholder of $23,728 and a net decrease in advance payments received from customers of $616,479.

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

Commitments and Contingent Liabilities

The Company leases office and warehouse space in Covington, KY and Erlanger, KY under five-year, six month and 12 month non-cancelable operating leases, expiring February 2017 and December 2012, respectively.  The aggregate base rent is $5,940 per month. At March 31, 2012, future minimum payments for operating leases related to our office and manufacturing facilities were $263,275 through February 2017.

Our total current liabilities decreased to $4,860,446 at March 31, 2012 compared to $6,634,602 at December 31, 2011. Our total current liabilities at March 31, 2012 included accounts payable of $4,652,627, accrued expenses of $5,200, and deferred revenue of $202,619 compared to our total current liabilities at December 31, 2011 included accounts payable of $5,934,187, accrued expenses of $409,364 and deferred revenue of $291,051.

Results of Operations

The following discussions are based on the unaudited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the three months ended March 31, 2012 and 2011, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

SUMMARY COMPARISON OPERATING RESULTS

	THREE MONTHS ENDED MAR 31, 2012	THREE MONTHS ENDED MAR 31, 2011
Gross profit	$457,693	$1,314,557
Total operating expenses	722,540	630,486
Income (loss) from operations	(264,847)	684,071
Total other income (expense)	5,840	3,869
Net income (loss) before taxes	(259,007)	687,940
Income taxes	-	-
Net income (loss)	(259,007)	687,940
Other comprehensive income (loss)	6,879	(8)
Comprehensive loss	$(252,128)	$687,932
Net loss per share:
Basic	$(0.00)	$0.01
Diluted		$0.01

For the three months ended March 31, 2012, the Company’s decrease in revenues is related to a decrease in aerospace sales due to the timing of customer orders and shipments.  In addition, the Company had a significant “non-recurring” order for the period ended March 31, 2011.  Revenues, primarily for momentum wheels and associated components, were $4,351,127 and $6,417,936 for the three months ended March 31, 2012 and 2011.  All of these revenues were concentrated among a few customers.

To date, no revenues have been attributable to sales from ODIN or THOR.  All sales for the three months ended March 31, 2012 and 2011 have been for aerospace products and other mechanical devices. We have experienced an increase in revenues (from 2009) due to enhanced relationships with existing momentum wheel customers.  The Company periodically receives a high profit margin order that exceeds the normal profit percentage of approximately 15%.

Our gross profit margins have decreased for the three months ended March 31, 2012, compared with the three months ended March 31, 2011.  We have seen a decrease of our gross margin to 11% from 20% for the three months ended March 31, 2012 and 2011, respectively.  The decrease in profit margin for the three months ended March 31, 2012 was due to a few high margin sales at March 31, 2011, that the Company cannot predict will occur with regularity in the future.  The Company’s goal is to increase gross profit margin on future sales of momentum wheels and other aerospace products.

Our operating expenses generally increased for the three months ended March 31, 2012, compared with the three months ended March 31, 2011.  The major components of our operating expenses consisted of selling and administrative expenses and share-based payments.  For the three months ended March 31, 2012 and 2011, our selling and administrative expenses were $484,339 and $425,530 and our share-based payment expenses were $238,201 and $204,956.  Share-based payments were greater in 2012 primarily due to warrants granted in February 2012, some of which immediately vested requiring operating expense to be recorded.

Operating expenses The following table shows our operating expenses:

	For the three months ended MAR 31,
	2012	2011	Percent Change
Selling and administrative expenses	$484,339	$425,530	14%
Share-based payments	238,201	204,956	16%
Total operating expenses	$722,540	$630,486	15%

Selling and administrative expenses increased $58,809 for the three months ended March 31, 2012 compared to the same period of 2011 which is primarily attributable to an increase in salaries and R&D expense.  Total selling and administrative expenses were 11.1% and 6.6% of sales for the three months ended March 31, 2012 and 2011, respectively.

Share-based payments increased $33,245 for the three months ended March 31, 2012 compared to the same period of 2011 due to the granting of 100,000 warrants in February of 2012.

Total operating expenses were 16.6% and 9.8% of sales for the three months ended March 31, 2012 and 2011.

Income (loss) from operations Loss from operations totaled $264,847 (or 6.1% of sales) in the three months ended March 31, 2012 compared to the income from operations of $684,071 (or 10.7% of sales) for the three months ended March 31, 2011. The loss from operations increased due to a decrease in sales and a decrease in gross profit.

Net income (loss) Net loss for the three months ended March 31, 2012 increased $946,947, compared to 2011. The increase in net loss is due to a decrease in sales and a decrease in gross profit.

Interest expense, net Overall interest expense, net, decreased due to the full repayment of outstanding long-term debt in 2011.

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.

For future sales of ODIN and THOR, it is expected customer acceptance, which may include testing, will also be required for revenue recognition.

The following chart provides a breakdown of our sales for the three months ended March 31, 2012 and 2011.

	THREE MONTHS ENDED MAR 31, 2012	THREE MONTHS ENDED MAR 31, 2011
Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	4,351,127	6,417,936
Valley Forge Imaging, Inc.	-	-
Valley Forge Emerging Technologies, Inc.	-	-
Totals Per Financial Statements	$4,351,127	$6,417,936

Our total operating expense was $722,540 and $630,486, respectively, for the three months ended March 31, 2012 and 2011.

Our average monthly cost of operations from January 2012 through March 2012 was approximately $241,000. Excluding aggregate non-cash charges of $18,731 for depreciation and amortization, and $238,201 for share-based payments, our average monthly cost of operations from January 2012 through March 2012 was approximately $155,000.

As of March 31, 2012, we had $943,529 in cash remaining as well as $531,285 of marketable securities.

At this rate, and barring any material changes to our capital requirements and assuming no additional revenue with margin, we anticipate being able to sustain our operations for nine months, at which time we will have to obtain additional funding in the absence of obtaining additional cash from operations or other sources. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) continued sales of our aerospace products and conversion of working capital to cash (2) how long the government and/or customer approval process may take and how high the initial market demand is for the THOR system, and (3) how long it takes to realize revenue from any sales of ODIN units; and (4) whether additional cash infusions are obtained via the issuance of equity securities or from other sources, including from Lincoln Park.  It is uncertain whether we will receive significant cash payments for THOR or ODIN sales during the remainder of 2012.  While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process, where relevant, is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. That demonstration unit has been returned and no sale occurred. Although the unit performed according to specifications, we do not have a forecast of how long it may take to realize revenues from any sales of such units.  Although we presently have enough cash and marketable securities to fund operations through December 31, 2012, we have no immediate plans to raise additional capital, notwithstanding the Lincoln Park Capital arrangement, because we believe profits from sales of momentum wheels and associated products will be sufficient to cover operating expenses through the end of 2012.  However, we are refining our cash flow forecast and if warranted, we will seek to raise additional capital through commercial loans and other financing sources, if available, or, if the registration statement has been declared effective by the SEC, through exercising our rights under the Purchase Agreement.

Other than for general operational and payroll expenses, which may also include the payment of additional research and development and marketing expenses, the Company’s day-to-day operations are not expected to change materially until such time as we commence production and then the delivery of the first commercial THOR devices or sales orders for any ODIN units. We do not anticipate having significant additional research and development expenses during the next twelve months, but such expenses may be necessary to accommodate customer needs, ongoing improvements or to facilitate obtaining necessary approvals before we can commence production of the THOR system or to facilitate the execution of contracts.

The Company has received information regarding new government specifications for passenger screening, but has not yet reviewed it.  Once the company reviews it, the Company will reevaluate whether or not to continue to use the existing technology associated with ODIN.  Currently we have two ODIN machines, which are included on the balance sheet as assets in the amount of $193,465, net of accumulated depreciation and inventory allowance, as of March 31, 2012.  If we decide not to continue with the existing technology but to utilize a new system that we have developed, then it will be possible that we may not be able to sell our existing ODIN machines.  In that case we may be required to write down the carrying value of those existing machines on our financial statements.  In addition, in light of all this, the Board of Directors has discussed whether or not it makes sense to continue to pursue ODIN, particularly because the effort to continue ODIN may detract from our management's focus on THOR and our growing aerospace business.  The Board of Directors has not made a decision on this issue yet.

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  On July 15, 2011, the first accepted work order was transmitted to the Company. The work order is the first request for services under the CSA.  The work order had a deliverable date of September 30, 2011 which required preliminary research steps and related deliverables; this deliverable date was extended to November 30, 2011.  The Company is currently reviewing results from the first work order along with a proposal from the IAC for additional work.   The Company may prepare a proposed second work order but has not yet done so.

If the Company and ISU do negotiate and execute additional work orders, then, pursuant to the CSA, ISU will assemble and demonstrate an accelerator and detector to the Company’s customers.  The Company will compensate ISU for hourly labor and for materials and sub-contracting costs.  The Company and ISU will jointly hold all right, title and interest in any invention the parties jointly make resulting from services performed under the CSA.  To the extent ISU holds an interest in an Encumbered Invention, as such term is defined in the Agreement, the Company has the option to negotiate an exclusive (for a time to be determined), worldwide, royalty-bearing license to make, use or sell under any Encumbered Invention.  If we do issue additional work orders we may have additional research and development expense.

In the coming months, the Company will refine its estimates of its capital requirements based on any quantities of THOR and ODIN units ordered.

Description of Critical Accounting Policies and Estimates, Going Concern, and Fair Value of Financial Instruments

This section of our 10-Q contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, our revenue recognition policy, and the effect on our financial statements of recent accounting pronouncements.  A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 1 of the “Notes to Consolidated Financial Statements” for the three months ended March 31, 2012.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events.    While the Company has a net loss for the three months ended March 31, 2012, it had a net profit for the year ended December 2011 and has experienced net losses in prior years.  Management believes its existing cash and investment balances, ongoing profitable sales and access to capital are adequate for the Company’s liquidity needs for 2012.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, security deposits, accounts receivable, and accounts payable.  Except as discussed in Note 3 of the “Notes to Consolidated Financial Statements” in this 10-Q, the carrying values of these financial instruments approximates their fair value due to their short term maturities.

 Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.  See Note 7 of the “Notes to Consolidated Financial Statements” in this 10-Q for discussion of deferred revenue.

For future sales of ODIN and THOR, it is expected customer acceptance, which may include testing, will also be required for revenue recognition.

Share-based Payments

Generally, all forms of shared-based payments, including stock option grants, stock warrants and restricted stock grants, are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest.  Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

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

Item 4. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2012.  During this evaluation, we identified a material weakness in our internal control over financial reporting.  We have a limited staff so a limited number of people perform all financial duties.  Much of our financial accounting is performed by outside accountants not affiliated with our independent registered public accounting firm.  In addition, we determined that one of our previously filed financial statements required an adjustment.  Accordingly, the principal executive officer/principal financial officer concluded that the disclosure controls and procedures were not effective to provide reasonable assurance that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports or submitted by the Company under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company and Mr. Brothers deny all allegations and have filed an Answer and Affirmative Defenses raising numerous defenses to the claims.   They also intend to file applicable counterclaims and possible third party claims, but they cannot provide assurances as to the outcome of the matter.  The matter is scheduled for trial during the trial period beginning September 10, 2012.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure (Not Applicable)

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

On May 3, 2012, the Company received a “Final Settlement Overture” from the attorney who sent the demand referenced in Part II – Other determination below.  The letter alleges unlawful conduct committed by Company officers and states damages in excess of $1 million will be sought against the Company and its management.  The letter requests the Company contact the attorney no later than May 11, 2012 to discuss an out of court resolution.  The Company has responded, however the Company can make no assurances as to how the matter will be resolved.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: May 15, 2012	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer
(Principal Executive and Accounting Officer and Authorized Officer)