Form 10-Q
period 2012-06-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2012-08-14
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

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

The number of shares outstanding of the issuer’s common stock as of August 14, 2012 was 62,416,048 shares.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUN 30, 2012	Dec 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$346,830	$372,435
Marketable securities	535,618	518,576
Accounts receivable	2,923,418	3,592,821
Note receivable	300,000	-
Inventories	5,379,209	4,508,686
Prepaid expenses and other	28,083	66,183
Total current assets	9,513,158	9,058,701
Property and equipment, net	75,638	112,062
Non-current assets:
Patent license, net	38,391	39,430
Deferred equity offering costs, net	658,262	658,262
Security deposits	5,535	5,535
Total non-current assets	702,188	703,227

Total Assets	$10,290,984	$9,873,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,115,758	$5,934,187
Accrued expenses and other	200	409,364
Deferred revenue	147,651	291,051
Total current liabilities	7,263,609	6,634,602
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
62,416,048 and 62,066,928 shares issued and
outstanding at June 30, 2012 and December 31, 2011	62,416	62,067
Additional paid-in capital	13,000,761	12,544,597
Accumulated deficit	(10,030,374)	(9,356,115)
Accumulated other comprehensive loss	(5,428)	(11,161)
Total shareholders' equity	3,027,375	3,239,388

Total Liabilities and Shareholders' Equity	$10,290,984	$9,873,990

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Sales, net	$904,635	$3,163,039	$5,255,762	$9,580,975
Cost of sales	735,095	2,885,118	4,629,029	7,990,479

Gross Profit	169,540	277,921	626,733	1,590,496

Costs and expenses
Selling and administrative expenses	371,969	334,629	855,809	758,179
Share-based payments	218,313	204,955	456,513	409,911
Total expenses	590,282	539,584	1,312,322	1,168,090

Income (loss) from operations	(420,742)	(261,663)	(685,589)	422,406

Other non-operating income (expense)
Interest expense	-	(1,513)	-	(3,102)
Legal settlement	-	(150,000)	-	(150,000)
Investment income	5,491	5,487	11,330	10,946

Net income (loss)	(415,251)	(407,689)	(674,259)	280,250

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(1,135)	(19)	5,733	(27)

Comprehensive income (loss)	$(416,386)	$(407,708)	$(668,526)	$280,223

Income (loss) per common share:
Basic	$(0.01)	$(0.01)	$(0.01)	$0.01
Diluted				$0.00

Weighted Average Common Shares Outstanding:
Basic	62,416,048	61,320,774	62,381,520	61,320,774
Diluted				63,642,098

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(674,259)	$280,250
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	37,463	38,482
Share-based payments	456,513	409,911
Change in operating assets and liabilities
(Increase) decrease in operating assets:
(Increase) decrease in accounts receivable	669,403	(2,861,974)
Increase in inventories	(870,523)	(642,987)
Decrease in prepaid expenses and other	38,100	5,494
Decrease in vendor deposits	-	21,000
Increase (decrease) in operating liabilities:
Increase in accounts payable	1,181,571	3,294,282
Increase (decrease) in accrued expenses and other	(409,164)	216,782
Decrease in deferred revenue	(143,400)	(822,959)
Net Cash Provided By (Used In) Operating Activities	285,704	(61,719)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(11,309)	(10,934)
Purchases of equipment	-	(40,020)
Increase in note receivable	(300,000)	-
Net Cash Used In Investing Activities	(311,309)	(50,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to shareholder	-	(124,846)
Net cash Used In Financing Activities	-	(124,846)

NET DECREASE IN CASH	(25,605)	(237,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	372,435	585,549
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$346,830	$348,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$3,102

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2012

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

During 2012 and 2011, the Company won numerous contracts to supply momentum wheels and components and various other electronic and mechanical devices for special projects.  This represents all of the Company’s revenues during these periods.  Periodically, the Company has a high margin sale outside of the expected gross profit range of approximately 10% - 15%.  Sales of this type cannot be predicted to reoccur on a consistent basis.  In recent years, the Company has focused much of its energy on the development and commercialization of its counter-terrorism products.  Such products include an advanced detection capability for illicit narcotics, explosives, and bio-chemical weapons using photo-nuclear reactions to initiate secondary gamma quanta the result of which is a unique and distinguishable signal identifying each component of a substance. This product is known as the THOR photonuclear detection system (“THOR”). The development of the THOR advanced explosives detection system was completed in Russia in 2009.  We are currently focused on the marketing, manufacture and distribution of THOR in the United States and other countries.

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

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.  The Company held no cash equivalents at June 30, 2012 and 2011.

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

Accounts receivable

Receivables are based on contracted prices and are considered past due when the due date has expired.  Typically, receivables are due within 30 - 180 days, a change from the Company’s previous policy of receivables due within 15-45 days.  The policy change came at the request of the largest customer due to their collection cycle and was based upon the customer’s past payment performance and general assessment of creditworthiness.  For all customers, credit is based on the credit worthiness of the customer and collateral is generally not obtained.  Receivables are reviewed for collectability when they become past due.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company provides for estimated uncollectible accounts based on prior experience and review of existing receivables.  There was no allowance for doubtful accounts at June 30, 2012 and December 31, 2011.

Inventories

The Company accounts for inventories by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	JUN 30	DEC 31
	2012	2011
	(unaudited)
Raw Materials	$4,725,600	$4,035,468
Work in process	-	-
Finished goods	653,609	473,218
	$5,379,209	$4,508,686

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Computers and equipment          5 - 15 years
Furniture and fixtures                        7 years
Demonstration units                          5 years

Depreciation expense for the six months ended June 30, 2012 and 2011 is $36,424 and $38,482, respectively.

Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

Deferred Equity Offering Costs

In connection with the Lincoln Park Capital (“LPC”) arrangement (Note 9), the Company incurred the following costs: (1) warrants issued to Wharton Capital Partners (Note 9), fair value of $356,145, (2) shares issued to LPC as a commitment fee, fair value of $282,739, and (3) professional fees related to the registration statement to register the LPC shares of $85,803.  These costs will be charged to additional paid-in-capital (“APIC”) as shares are sold to LPC.  During 2011, $66,425 has been charged to APIC related to the initial sale of shares to LPC in 2011.  In the event it is determined no additional shares will be sold the LPC arrangement, any deferred equity costs will be expensed at such time.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.  See Note 8 for discussion of deferred revenue.  Sales are also net of customer returns of $345,000 for the three months ended June 30, 2012.

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

Warranties

The Company warrants that aerospace goods and other mechanical devices delivered under its customer arrangements will conform to applicable technical standards and specifications and will be free from material and manufacture defects. The warranty period is one year and extends to goods subject to normal use by the customer, as defined. Management does not believe any significant warranty exposure exists at June 30, 2012.

Research and Development Costs

Research and development (“R&D”) costs, which relate primarily to the development, design and testing of products, are expensed as incurred.  R&D expense is included in selling and administrative expenses, and was $14,171 and $-0- for the six months ended June 30, 2012 and 2011, respectively.  R&D expenses are necessary to accommodate customer needs, ongoing improvements or changing government regulations, the extent of which is presently unknown.

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

Advertising

Advertising costs are expensed as incurred.  For the six months ended June 30, 2012 and 2011, advertising expense was insignificant.

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

The following sets forth the computation of earnings per share:

	For the Six Months Ended
	June 30,
	2012	2011
	(unaudited)	(unaudited)
Net income (loss) (A)	$(674,259)	$280,250
Weighted average shares outstanding (B)	62,381,520	61,320,774
Dilutive effect of stock based awards	-	2,321,324
Common stock and common stock equivalents (C)	62,381,520	63,642,098
Income (loss) per share - basic (A/B)	$(0.01)	$0.01
Income (loss) per share - diluted (A/C)		$0.00

The Company’s common stock equivalents include the following:

	JUN 30,	JUN 30,
	2012	2011
	(unaudited)	(unaudited)
Class D Warrants	1,428,574	1,428,574
Class F Warrants	800,000	1,300,000
Class H Warrants	410,000	-
Class I Warrants	100,000	-
Options	4,050,000	4,050,000
Total common stock equivalents	6,788,574	6,778,574

On September 13, 2010, the Company issued 4,050,000 stock options of which 1,940,000 and 1,320,000 were vested at June 30, 2012 and 2011, respectively.  See Note 9 for further details regarding warrants.  See Note 11 for further details regarding options.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“FASB ASU No. 2011-05”), which requires a company to present components of net income (loss) and other comprehensive income (loss) in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  This guidance is effective for fiscal years ending after December 15, 2012, with early adoption permitted. The Company currently presents components of net income and other comprehensive income in one continuous statement.

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

NOTE 3 – MARKETABLE SECURITIES

The cost and fair value of marketable securities are as follows:

	JUN 30,	December 31,
	2012	2011
	(unaudited)
Available for sale equity securities:
Amortized Cost	$541,046	$529,737
Unrealized Loss	(5,428)	(11,161)
Fair Value	$535,618	$518,576

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding losses on available-for-sale securities in the amount of $5,428 and $11,161 have been included in accumulated other comprehensive loss at June 30, 2012 and December 31, 2011, respectively.

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

At June 30, 2012 and December 31, 2011, marketable securities consisted of an exchange traded bond fund that was measured using the Level 1 valuation hierarchy.

NOTE 4 – NOTE RECEIVABLE

Note receivable represents an unsecured $300,000 receivable from a third party that is non-interest bearing and due on May 29, 2013.  The Company funded the $300,000 for the posting of a bond, which is a necessary step to completing a potential revenue arrangement with a Latin American government.  The borrower has the right to prepay the note in full or part at anytime.

NOTE 5 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	JUN 30,	December 31,
	2012	2011
	(unaudited)
Computers and equipment	$89,643	$89,643
Furniture and fixtures	49,564	49,564
Demonstration unit	244,090	244,090
	383,297	383,297
Less: accumulated depreciation	(307,659)	(271,235)
	$75,638	$112,062

The demonstration unit is an ODIN unit available for testing by customers.

NOTE 6 – PATENT LICENSE

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

The patent license will be amortized over 19 years and three months until the expiration of the patents, if granted, on December 5, 2030.

	JUN 30,	December 31,
	2012	2011
	(unaudited)
Patent License	$40,000	$40,000
Less: accumulated amortization	(1,609)	(570)
	$38,391	$39,430

Amortization expense for the six months ended June 30, 2012 and 2011 was $1,039 and $-0-.

Amortization for each of the next five years will be $2,078 per year.

NOTE 7 – ACCOUNTS PAYABLE

The Company’s 2012 accounts payable include $8,785 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 12.73% per annum and call for total minimum monthly installment payments of $202 as of June 30, 2012. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety within 12 months; such amounts have been classified as current.

The remaining 2012 accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $7,106,973 of trade accounts.

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

NOTE 8 – DEFERRED REVENUE

The Company has received $147,651 and $291,051, at June 30, 2012 and December 31, 2011, respectively, in cash for orders it generally intends to ship in the following twelve months based on customer needs.  Per the Company’s revenue recognition policy (see Note 1), generally the revenue will be recognized when goods have been shipped to the customer.  The Company no longer requires an advance payment on customer orders.

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

Under the Purchase Agreement, after the SEC has declared effective a registration statement related to the transaction, we may direct Lincoln Park to purchase up to $20,250,000 worth of shares of our common stock until April 1, 2014.  On any trading day selected by us, we may sell to Lincoln Park up to $500,000 of common stock by delivering a purchase notice to Lincoln Park. The Purchase Price of such shares is equal to the lesser of: (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.  Lincoln Park does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.50. To the extent that the market price of our common stock is below $0.50 per share on a trading day, we would not receive any proceeds under the Purchase Agreement for that day.

If the market price of our common stock is not below $4.00 per share, our sales will be limited to up to $500,000 of our common stock on each purchase date. If the market price of our common stock is not below $2.25 per share, our sales will be limited to up to $300,000 of our common stock on each purchase date.  If the market price of our common stock is not below $1.90 per share, our sales will be limited to up to $250,000 of our common stock on each purchase date.  If the market price of our common stock is not below $1.50 per share, our sales will be limited to up to $200,000 of our common stock on each purchase date.

As of June 30, 2012, this registration statement has not been declared effective.

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

On July 6, 2006, the Company granted 3,000,000 Class A warrants in connection with a two-year consulting agreement beginning July 6, 2006 to CTCEG (Note 1).  These warrants granted in connection with the consulting agreement include the following provisions: 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.00 per share when the per share market value closes at or above $1.00 for up to two years from the effective date of the registration statement registering the underlying shares; 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $1.50 per share when the per share market value closes at or above $1.50 for up to two years from the effective date of the registration statement registering the underlying shares; and, 1,000,000 warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share when the per share market value closes at or above $2.00 for up to two years from the effective date of the registration statement registering the underlying shares.  The Company believes all of the Class A warrants expired on May 14, 2009. CTCEG is disputing whether these Class A warrants expired on that date.

CTCEG, and Charles J. Scimeca, George Frudakis, and Tony N. Frudakis (formerly the shareholders of Quetzal Capital Funding 1, Inc.), were previously protected from dilution of their percentage ownership of the Company. Non-dilution rights, as defined by the registration rights agreement, mean that these parties shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless of whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The non-dilution rights, by the terms of the registration rights agreement, expired on May 14, 2009.  Language in prior filings inadvertently and mistakenly implied that these non-dilution rights had been extended until May 13, 2010, but no such extension was ever affected.  CTCEG is disputing whether these non-dilution rights expired on May 14, 2009.

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

Wharton Capital Partners, Ltd. assisted the Company in arranging for the equity offering arrangement with Lincoln Park Capital, as described above.  As compensation for its services, the Company issued Class H Warrants to Wharton Capital Partners, Ltd, dated October 4, 2011, to acquire 410,000 shares of the Company's common stock at a price of $1.09 per share.  The warrants expire on October 3, 2016 and may be exercised, in whole or in part, at any time prior to expiration either for cash or pursuant to a cashless exercise provision contained in the warrant.  A fair value of $356,145 was calculated relating to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.94; exercise price of $1.09 per share; time to expiration (days) of 1,826; expected volatility of 158%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 0.19%. The fair value has been recorded to deferred equity offering costs (Note 1) in the accompanying June 30, 2012 and December 31, 2011 consolidated balance sheets.

On February 16, 2012, the Company issued Class I Warrants to Hayden Investor Relations to acquire 100,000 shares of common stock at a price of $0.60 per share.  The warrants expire on February 15, 2015.  A fair value of $53,429 was calculated relating to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.64; exercise price of $0.60 per share; time to expiration (days) of 1,095; expected volatility of 156%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.31%.  The warrants vest 50% at inception and 50% on August 16, 2012.  For the six months ended June 30, 2012, expense of $46,602 was recorded along with an increase of additional paid-in capital.

Stock warrant activity for the period ended June 30, 2012 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at January 1, 2012	3,138,574	$0.32

Granted	100,000	0.60
Forfeited	-	-
Exercised	(500,000)	0.20
Outstanding at June 30, 2012	2,738,574	$0.35

The following table summarizes the Company's Class D, Class F Class H and Class I stock warrants outstanding at June 30, 2012:

Warrant Class	Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
D	$0.20	1,428,574	3.25	$0.20
F	$0.20	800,000	2.00	$0.20
H	$1.09	410,000	4.25	$1.09
I	$0.60	100,000	2.65	$0.60

NOTE 10 – STOCK GRANT

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

Using the Black-Scholes-Merton option pricing model, management has determined that the options have a value ranging from $1.29 to $1.33.  For the six months ended June 30, 2012 and 2011 the Company recognized compensation cost and an increase in additional paid-in capital of $409,911 and $409,911 and an income tax benefit has not been reflected due to an increase in the deferred tax asset valuation allowance. As of June 30, 2012, there was $2,382,166 of total unrecognized compensation cost relating to unvested stock options.  That cost is expected to be recognized in the years ending December 31, 2012, 2013, and 2014 in the amounts of $819,823 per year, while $332,500 will be recognized upon the completion of certain sales goals for ODIN and THOR.

The assumptions used and the calculated fair value of the options are as follows:

Expected dividend yield	-0-
Risk-free interest rate	3.78% - 4.99%
Expected life in years	5-7
Expected volatility	180.00%
Weighted average of fair value of options granted	$1.32

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Total Options	Weighted Average Exercise Price
Total options outstanding, January 1, 2012	4,050,000	$1.38
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-

Total options outstanding, June 30, 2012	4,050,000	1.38

Options exercisable, June 30, 2012	1,940,000	$1.38

	Nonvested Options	Average Fair Value
Nonvested options

Nonvested options, January 1, 2012	2,730,000	$1.32
Granted	-	-

Vested	(620,000)	1.32
Forfeited	-	-

Nonvested options, June 30, 2012	2,110,000	$1.32

At June 30, 2012, vested exercisable options were outstanding for 1,940,000 shares at an exercise price between $1.35 and $1.49.  The weighted average value of the options is $1.32.  Of the vested options, 404,040 options have a remaining life of 2.8 years and expire on September 13, 2015 while 1,535,960 options have a remaining life of 7.8 years and expire on September 13, 2020.  The 2,110,000 nonvested options will vest over the next five to ten years excluding 250,000 which will vest upon completion of certain sales goals for ODIN and THOR.

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

NOTE 12 – INCOME TAXES

There was no income tax expense or benefit for the six months ended June 30, 2012 and 2011 due to the Company’s net losses and changes in its deferred tax asset valuation allowance.

Deferred income taxes reflect the income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  Management has recorded a full valuation allowance of its net deferred tax asset at June 30, 2012 and December 31, 2011 under the more likely than not approach.

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

Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $350 per month.  Rent expense for the periods ended June 30, 2012 and 2011 was $38,652 and $50,060, respectively.

The following is a schedule of future minimum lease payments required under the leases as of June 30, 2012:

Period Ending June 30,	Amount
2013	$54,495
2014	46,855
2015	48,014
2016	49,202
2017	29,328
$227,894

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

For the six months ended June 30, 2012 and 2011, the Company incurred expenses for accounting services of $56,625 and $50,307, respectively, to a firm related to a member of the board of directors.

For the six months ended June 30, 2012 and 2011, the Company paid $-0- and $50,000 to L & M Consulting (“L&M”) which is owned by Louis Brothers, Jr., the son of Louis Brothers, Sr., the Company’s president and chief executive officer.  The Company retained L&M to provide information technology consulting services.

For the six months ended June 30, 2012 and 2011, the Company also paid Louis Brothers, Jr. for consulting services of $10,000 and $12,000, respectively.

For the six months ended June 30, 2012 and 2011, the Company incurred expenses for translating services of $5,040 and $6,086, respectively, to a member of the board of directors.

NOTE 15 – CONCENTRATION AND CREDIT RISK

During the six months ended June 30, 2012, one customer accounted for 100% of the Company’s total revenues.  During the six months ended June 30, 2011, two customers accounted for 89% and 11% of the Company’s total revenues.  A reduction in sales from or loss of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s entire June 30, 2012 accounts receivable balance of $2,923,418 is from one customer.  The accounts receivable balance of $3,592,821 is from one customer as of December 31, 2011.  The customer is a multinational corporation and all of the Company’s sales are exported.  The Company has not experienced any bad debts from this customer.

The Company receives its inventory from approximately eight suppliers.  The Company has an accounts payable balance to these suppliers of $7,106,973 and $5,765,349 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company entered into a Consulting and Services Agreement (“CSA”) with Idaho State University (“ISU”). The CSA establishes a framework under which ISU, through the Idaho Accelerator Center (“IAC”), could assemble a THOR demonstration unit in Pocatello, Idaho as well as provide consulting services.  In order to begin that project, the CSA requires the Company to propose a series of work orders setting forth work tasks, deliverables, due dates, IAC’s compensation and other commercial terms.  On July 15, 2011, the first accepted work order was transmitted to the Company by ISU. Costs related to the first work order have been expensed.  No additional work orders have been executed.

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

William A. Rothstein vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Louis J. Brothers

The Company and its president and director, Louis J. Brothers, have been named as defendants in a civil complaint filed in Utah by shareholder William A. Rothstein and eleven additional plaintiffs.  The complaint alleges a variety of claims.  Mr. Brothers and the Company filed an answer to the complaint denying all claims.  The Company cannot provide any assurances on the outcome of the matter.

Coast To Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers.

The Company and its president and director, Louis J. Brothers, have been served with a civil complaint naming both of them as defendants. The complaint was filed in Florida, by shareholder, Coast To Coast Equity Group, Inc.  ("CTCEG").  The complaint alleges a variety of claims  and seeks damages and attorney's fees.  As it pertains to non-contract claims, the complaint alleges that Mr. Brothers misrepresented the distribution rights that the Company had to its ODIN product and misused plaintiff's proceeds which were to be allocated towards the purchase of an ODIN unit.  The Complaint also contains a claim for breach of the 2006 Warrant Agreement in that the Company failed to issue stock for warrants which the Company contends expired in May, 2009.   A claim for non-dilution damages is also included.
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

George Frudakis vs. Valley Forge Composite Technologies, Inc., a Florida corporation, and Lou Brothers.

George Frudakis commenced the above titled action against the Company and Lou Brothers.  The Complaint generally sets forth the same causes of action as in the Coast to Coast Equity Group, Inc. vs. Valley Forge Composite Technologies, Inc. and Lou Brothers, described above.  The Company and Brothers deny all allegations and have filed a motion to dismiss the complaint and a motion to consolidate the Frudakis and Coast to Coast cases into a single proceeding.  The Court has granted a motion to consolidate the cases for discovery purposes and has reserved as to consolidation for trial.  The Company and Lou Brothers intend to file appropriate Affirmative Defenses and Counterclaims, and possible third-party claims, in the event the Court denies the Motion to Dismiss.  However, the Company cannot provide assurances as to the outcome of the matter.

Arbitration Claim filed by Advanced Technology Development, Inc.

During 2010, the Company, Louis J. Brothers and Larry K. Wilhide received a Statement of Claims (“Statement”) filed with the American Arbitration Association by Advanced Technology Development, Inc. (“ATD”).

The arbitration proceeding was heard during 2011.  On July 31, 2011 and November 2, 2011, the Arbitrator issued Interim Awards.  On December 30, 2011, the Arbitrator issued a Final Award in a total amount aggregating to $316,896.  This amount is included in accrued expenses at December 31, 2011.  In 2012, ATD has received payment in full and the matter has concluded.

Demand for action letter and settlement offer

In 2011, the Company received a letter entitled “Demand for Action” wherein an attorney representing a class of Shareholders alleges facts to support a variety of claims and demanding the Company perform a variety of actions.  The attorney later indicated that damages in excess of $10 million will be sought in litigation.  In 2012, the attorney submitted a settlement agreement to the Company.  To date, no lawsuit has been filed, however the ultimate outcome of this matter is undeterminable.

The Company is also a plaintiff in certain legal actions which could result in a gain.  The ultimate outcome is not determinable and no amounts have been recognized.

NOTE 17 – SUBSEQUENT EVENTS

We have evaluated the period from June 30, 2012 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and no events have been identified.

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

Liquidity and Capital Resources

Between January 1, 2012 and June 30, 2012, our capital requirements have largely been met through sales of products other than THOR or ODIN. We recorded sales of $5,255,762 from the sale of various aerospace products and other mechanical devices in the first half of 2012. We anticipate that income from sales of such products will be sufficient to finance our ongoing operating requirements in 2012.  To the extent we make sales of ODIN or THOR systems during the next several months, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. However, there are no assurances this will occur.  With respect to the Company no longer requiring advanced payment from customers, the effect on liquidity is offset by vendors granting the Company extended payment terms.  In addition, to the extent we may need additional working capital, we may decide (if possible) to exercise our rights under our $20.25 million Purchase Agreement with Lincoln Park, upon completion of the related registration statement.

Lincoln Park initially purchased 300,000 shares of our common stock for $250,000 under the Purchase Agreement (See note 9 to the financial statements).  We also entered into a registration rights agreement with Lincoln Park whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to Lincoln Park under the Purchase Agreement.

Under the Purchase Agreement, after the SEC has declared effective a registration statement related to the transaction, we may direct Lincoln Park to purchase up to $20,250,000 worth of shares of our common stock until April 1, 2014.  On any trading day selected by us, we may sell to Lincoln Park up to $500,000 of common stock by delivering a purchase notice to Lincoln Park. The Purchase Price of such shares is equal to the lesser of: (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.  Lincoln Park does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.50. To the extent that the market price of our common stock is below $0.50 per share on a trading day, we would not receive any proceeds under the Purchase Agreement for that day.

If the market price of our common stock is not below $4.00 per share, our sales will be limited to up to $500,000 of our common stock on each purchase date. If the market price of our common stock is not below $2.25 per share, our sales will be limited to up to $300,000 of our common stock on each purchase date.  If the market price of our common stock is not below $1.90 per share, our sales will be limited to up to $250,000 of our common stock on each purchase date.  If the market price of our common stock is not below $1.50 per share, our sales will be limited to up to $200,000 of our common stock on each purchase date.

As of June 30, 2012, this registration statement has not been declared effective.

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

The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses. For the six months ended June 30, 2012, we had positive cash flows from operations due primarily to net changes in accounts receivable, inventories, accounts payable, accrued expenses and deferred revenue. We had a decrease in accounts receivable of $669,403 that was due to increased efforts by the Company to collect the outstanding balance, an increase in inventories of $870,523, an increase in accounts payable of $1,181,571, a decrease in accrued expenses of $409,164 and a reduction in advance payments received from customers of $143,400 which had negative impacts on our cash flows. We expect cash flows from operations to improve in 2012 as cash receipts from customers and cash payments to vendors will be more correlated due to the extended payment terms we have received from vendors.  From July 1, 2012 through August 8, 2012, the Company has collected $2,603,800 of the outstanding accounts receivable balance of $2,923,418 at June 30, 2012. The accounts receivables balance 180 days past due at June 30, 2012 was $-0-.  From July 1, 2012 through August 10, 2012, the Company has paid $1,378,753 of the outstanding accounts payable balance of $7,106,973.  Further, we believe our cash and investment reserves are satisfactory to fund any potential operating shortfalls in 2012.

We have incurred losses for the six months ended June 30, 2012 but had comprehensive income of $419,974 for the year ended December 31, 2011.

Historically, we have relied on gross profit from revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the six months ended June 30, 2012, we received cash proceeds of $2,188,944 from sales of various products and $3,592,821 from accounts receivable outstanding at December 31, 2011.  Our cash outflows for the period consisted of net decrease in accounts receivable of $669,403, marketable securities purchases of $11,309, increase in accounts payable of $1,181,571, decrease of accrued expenses of $409,164, and a net decrease in advance payments received from customers of $143,400.  For the six months ended June 30, 2011, we received cash proceeds of $4,021,860 from sales of various products and $2,784,352 from accounts receivable outstanding at December 31, 2010.  Our cash outflows for the six months consisted of net increase of accounts receivable of $2,861,974, increase of inventories of $642,987, marketable securities purchases of $10,934, equipment purchases of $40,020, and repayment to shareholder of $124,846 and a net decrease in advance payments received from customers of $822,959.

While our customer base is limited, so is the number of competing suppliers worldwide.  We have developed a reputation with our customers of delivering high quality products on time and at competitive prices.  While we cannot be certain they will remain customers, we believe that our current relationship with our customers will continue.  We also believe the market for our specific products will sustain in the foreseeable future based on customer feedback regarding future expectations.

For the year ended December 31, 2011 we issued 746,154 shares of our common stock from the sale of 300,000 shares of our common stock for $250,000 in cash, issuance of 314,154 shares of our common stock in exchange for the financing commitment for Lincoln Park Capital and 132,000 shares issued to the Board of Directors and officers for their services in 2011.

Commitments and Contingent Liabilities

The Company leases office and warehouse space in Covington, KY and Erlanger, KY under five-year, six month and 12 month non-cancelable operating leases, expiring February 2017 and December 2012, respectively.  The aggregate base rent is $5,940 per month. At June 30, 2012, future minimum payments for operating leases related to our office and manufacturing facilities were $227,894 through February 2017.

Our total current liabilities increased to $7,263,609 at June 30, 2012 compared to $6,634,602 at December 31, 2011. Our total current liabilities at June 30, 2012 included accounts payable of $7,115,758, accrued expenses of $200, and deferred revenue of $147,651 compared to our total current liabilities at December 31, 2011 included accounts payable of $5,934,187, accrued expenses of $409,364 and deferred revenue of $291,051.

Results of Operations

The following discussions are based on the unaudited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the six months ended June 30, 2012 and 2011, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

SUMMARY COMPARISON OPERATING RESULTS

	SIX MONTHS ENDED JUN 30, 2012	SIX MONTHS ENDED JUN 30, 2011
Gross profit	$626,733	$1,590,496
Total operating expenses	1,312,322	1,168,090
Income (loss) from operations	(685,589)	422,406
Total other income (expense)	11,330	(142,156)
Net income (loss)	(674,259)	280,250
Other comprehensive income (loss)	5,733	(27)
Comprehensive loss	$(668,526)	$280,223
Net loss per share:
Basic	$0.01	$0.01
Diluted		$0.00

For the six months ended June 30, 2012, the Company’s decrease in revenues is related to a decrease in aerospace sales due to the timing of customer orders and shipments.  For the month ended July 31, 2012, the Company recognized sales of $5,669,320.  In addition, the Company had a significant “non-recurring” order for the period ended June 30, 2011.  Revenues, primarily for momentum wheels and associated components, were $5,255,762 and $9,580,975 for the six months ended June 30, 2012 and 2011.  All of these revenues were concentrated among a few customers.

To date, no revenues have been attributable to sales from ODIN or THOR.  All sales for the six months ended June 30, 2012 and 2011 have been for aerospace products and other mechanical devices. We have experienced an increase in revenues (from 2009) due to enhanced relationships with existing momentum wheel customers.  The Company periodically receives a high profit margin order that exceeds the expected gross profit range of approximately 10% - 15%.

Our gross profit margins have decreased for the six months ended June 30, 2012, compared with the six months ended June 30, 2011.  We have seen a decrease of our gross margin to 12% from 17% for the six months ended June 30, 2012 and 2011, respectively.  The decrease in profit margin for the six months ended June 30, 2012 was due to a few high margin sales at June 30, 2011.    These high margin sales consisted of products the Company assembled and tested utilizing key legacy components the Company was able to source at the time.  Because it is uncertain whether further legacy components will be available, the Company cannot predict whether these high margin sales will occur with regularity in the future.  The Company’s goal is to increase gross profit margin on future sales of momentum wheels and other aerospace products.

Our operating expenses generally increased for the six months ended June 30, 2012, compared with the six months ended June 30, 2011.  The major components of our operating expenses consisted of selling and administrative expenses and share-based payments.  For the six months ended June 30, 2012 and 2011, our selling and administrative expenses were $855,809 and $758,179 and our share-based payment expenses were $456,513 and $409,911.  Share-based payments were greater in 2012 primarily due to warrants granted in February 2012, some of which immediately vested requiring operating expense to be recorded.

Operating expenses The following table shows our operating expenses:

	For the three months ended JUN 30,
	2012	2011	Percent Change
Selling and administrative expenses	$855,809	$758,179	13%
Share-based payments	456,513	409,911	11%
Total operating expenses	$1,312,322	$1,168,090	12%

Selling and administrative expenses increased $97,630 for the six months ended June 30, 2012 compared to the same period of 2011 which is primarily attributable to an increase in salaries and R&D expense.  Total selling and administrative expenses were 16.3% and 7.9% of sales for the six months ended June 30, 2012 and 2011, respectively.

Share-based payments increased $46,603 for the six months ended June 30, 2012 compared to the same period of 2011 due to the granting of 100,000 warrants in February of 2012.

Total operating expenses were 25.0% and 12.2% of sales for the six months ended June 30, 2012 and 2011.

Income (loss) from operations Loss from operations totaled $685,589 (or 13.0% of sales) in the six months ended June 30, 2012 compared to the income from operations of $422,406 (or 4.4% of sales) for the six months ended June 30, 2011. The loss from operations increased due to a decrease in sales and a decrease in gross profit.  The decrease in sales is due to the timing of shipments.  The Company expects revenues in the third quarter of 2012 to exceed the aggregate from the first two quarters of 2012.

Net income (loss) Net loss for the six months ended June 30, 2012 increased $954,509, compared to 2011. The increase in net loss is primarily due to a decrease in sales and a decrease in gross profit.

Interest expense, net Overall interest expense, net, decreased due to the full repayment of outstanding long-term debt in 2011.

The following chart provides a breakdown of our sales for the six months ended June 30, 2012 and 2012.

	SIX MONTHS ENDED JUN 30, 2012	SIX MONTHS ENDED JUN 30, 2011
Valley Forge Detection Systems, Inc.	$-	$-
Valley Forge Aerospace, Inc.	5,255,762	9,580,975
Valley Forge Imaging, Inc.	-	-
Valley Forge Emerging Technologies, Inc.	-	-
Totals Per Financial Statements	$5,255,762	$9,580,975

Our total operating expense was $1,312,322 and $1,168,090, respectively, for the six months ended June 30, 2012 and 2011.

Our average monthly cost of operations from January 2012 through June 2012 was approximately $219,000. Excluding aggregate non-cash charges of $37,463 for depreciation and amortization, and $456,514 for share-based payments, our average monthly cost of operations from January 2012 through June 2012 was approximately $136,000.

As of June 30, 2012, we had $346,830 in cash remaining as well as $535,618 of marketable securities.

At this rate, and barring any material changes to our capital requirements and assuming no additional revenue with margin, we anticipate being able to sustain our operations for six months, at which time we will have to obtain additional funding in the absence of obtaining additional cash from operations or other sources. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) continued sales of our aerospace products and conversion of working capital to cash (2) how long the government and/or customer approval process may take and how high the initial market demand is for the THOR system, and (3) how long it takes to realize revenue from any sales of ODIN units; and (4) whether additional cash infusions are obtained via the issuance of equity securities or from other sources, including from Lincoln Park.  It is uncertain whether we will receive significant cash payments for THOR and unlikely we will receive significant cash payments for ODIN sales during the remainder of 2012.  While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process, where relevant, is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. That demonstration unit has been returned and no sale occurred. Although the unit performed according to specifications, we do not have a forecast of how long it may take to realize revenues from any sales of such units.  Although we presently have enough cash and marketable securities to fund operations through December 31, 2012, we have no immediate plans to raise additional capital, notwithstanding the Lincoln Park Capital arrangement, because we believe profits from sales of momentum wheels and associated products will be sufficient to cover operating expenses through the end of 2012.  However, we are refining our cash flow forecast and if warranted, we will seek to raise additional capital through commercial loans and other financing sources, if available, or, if the registration statement has been declared effective by the SEC, through exercising our rights under the Purchase Agreement, if possible.

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

The Company has received information regarding new government specifications for passenger screening, but has not yet reviewed it.  Once the company reviews it, the Company will reevaluate whether or not to continue to use the existing technology associated with ODIN.  Currently we have two ODIN machines, which are included on the balance sheet as assets in the amount of $171,261, net of accumulated depreciation and inventory allowance, as of June 30, 2012.  If we decide not to continue with the existing technology but to utilize a new system that we have developed, then it will be possible that we may not be able to sell our existing ODIN machines.  In that case we may be required to write down the carrying value of those existing machines on our financial statements.  In addition, in light of all this, the Board of Directors has discussed whether or not it makes sense to continue to pursue ODIN, particularly because the effort to continue ODIN may detract from our management's focus on THOR and our growing aerospace business.  The Board of Directors has not made a decision on this issue yet.

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

If the Company and ISU do negotiate and execute additional work orders, then, pursuant to the CSA, ISU may assemble and demonstrate an accelerator and detector to the Company’s customers.  The Company will compensate ISU for hourly labor and for materials and sub-contracting costs.  The Company and ISU will jointly hold all right, title and interest in any invention the parties jointly make resulting from services performed under the CSA.  To the extent ISU holds an interest in an Encumbered Invention, as such term is defined in the Agreement, the Company has the option to negotiate an exclusive (for a time to be determined), worldwide, royalty-bearing license to make, use or sell under any Encumbered Invention.  If we do issue additional work orders we may have additional research and development expense.

In the coming months, the Company will refine its estimates of its capital requirements based on any quantities of THOR and ODIN units ordered.

Description of Critical Accounting Policies and Estimates, Going Concern, and Fair Value of Financial Instruments

This section of our 10-Q contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, our revenue recognition policy, and the effect on our financial statements of recent accounting pronouncements.  A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 1 of the “Notes to Consolidated Financial Statements” for the six months ended June 30, 2012.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events.    While the Company has a net loss for the six months ended June 30, 2012, it had a net profit for the year ended December 2011 and has experienced net losses in prior years.  Management believes its existing cash and investment balances, ongoing profitable sales and access to capital are adequate for the Company’s liquidity needs for 2012.

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

 Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.  See Note 8 of the “Notes to Consolidated Financial Statements” in this 10-Q for discussion of deferred revenue.

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

Item 4. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2012.  During this evaluation, we identified a material weakness in our internal control over financial reporting.  We have a limited staff so a limited number of people perform all financial duties.  Much of our financial accounting is performed by outside accountants not affiliated with our independent registered public accounting firm.  In addition, we determined that one of our previously filed financial statements required an adjustment.  Accordingly, the principal executive officer/principal financial officer concluded that the disclosure controls and procedures were not effective to provide reasonable assurance that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports or submitted by the Company under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Agreement in Principle for THOR sale

On May 30, 2012, the Company announced that it had reached an agreement in principle with Symmetry, a private U.S. based company that is negotiating an agreement with a Latin American government for the first commercial development, delivery and maintenance of a THOR LVX photonuclear detection system.  The Company has funded $300,000 for the posting of a bond, which is a step necessary to signing the agreement.  Symmetry executed an unsecured promissory note evidencing the $300,000 loan the Company made to Symmetry.  Under the terms of the note, which bears no interest, Symmetry must repay the loan in full on or before May 29, 2013. Under the proposed terms of the agreement, the agreement would be for a five-year term, with the Company to receive an initial payment for the system and ongoing monthly revenue on a per-scan basis. The Company estimates that the total value of the agreement, including ongoing fees on a per-scan basis, would exceed $5 million, with revenue to be collected as milestones of the project are completed and from ongoing scan fees. Management is in discussions with several potential partners to help finance the agreement.  There is no assurance that the agreement will be finalized.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: August 14, 2012	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer