Form 10-Q
period 2012-09-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2012-11-14
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

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

The number of shares outstanding of the issuer’s common stock as of November 14, 2012 was 62,512,048 shares.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEP 30, 2012	Dec 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$2,068,780	$372,435
Marketable securities	546,803	518,576
Accounts receivable	2,782,283	3,592,821
Note receivable	300,000	-
Insurance receivable	62,684	-
Inventories	1,379,144	4,508,686
Vendor order deposits	193,200	-
Prepaid expenses and other	17,812	66,183
Total current assets	7,350,706	9,058,701
Property and equipment, net	57,426	112,062
Non-current assets:
Patent license, net	50,418	39,430
Deferred equity offering costs, net	737,760	658,262
Security deposits	5,535	5,535
Total non-current assets	793,713	703,227

Total Assets	$8,201,845	$9,873,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,654,239	$5,934,187
Accrued expenses and other	49,200	409,364
Deferred revenue	147,651	291,051
Total current liabilities	4,851,090	6,634,602
Shareholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
62,416,048 and 62,066,928 shares issued and
outstanding at September 30, 2012 and December 31, 2011	62,416	62,067
Additional paid-in capital	13,222,980	12,544,597
Accumulated deficit	(9,935,097)	(9,356,115)
Accumulated other comprehensive income (loss)	456	(11,161)
Total shareholders' equity	3,350,755	3,239,388

Total Liabilities and Shareholders' Equity	$8,201,845	$9,873,990

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales, net	$5,825,920	$1,756,042	$11,081,682	$11,337,017
Cost of sales	5,149,263	1,434,593	9,778,293	9,425,071

Gross Profit	676,657	321,449	1,303,389	1,911,946

Costs and expenses
Selling and administrative expenses	364,490	477,427	1,220,300	1,385,606
Share-based payments	222,221	273,571	678,732	683,483
Total expenses	586,711	750,998	1,899,032	2,069,089

Income (loss) from operations	89,946	(429,549)	(595,643)	(157,143)

Other non-operating income (expense)
Interest expense	-	-	-	(3,102)
Investment income	5,342	5,783	16,661	16,729

Net income (loss)	95,288	(423,766)	(578,982)	(143,516)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	5,873	(10,144)	11,617	(10,171)

Comprehensive income (loss)	$101,161	$(433,910)	$(567,365)	$(153,687)

Income (loss) per common share:
Basic	$0.00	$(0.01)	$(0.01)	$(0.00)
Diluted	$0.00

Weighted Average Common Shares Outstanding:
Basic	62,416,048	61,320,774	62,393,113	61,320,774
Diluted	63,125,140

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(578,982)	$(143,516)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	56,194	59,044
Share-based payments	678,732	683,483
Change in operating assets and liabilities
(Increase) decrease in operating assets:
(Increase) decrease in accounts receivable	810,538	(2,514,774)
Increase in insurance receivable	(62,684)	-
(Increase) decrease in inventories	3,129,542	(1,567,751)
(Increase) decrease in vendor deposits	(193,200)	21,000
Decrease in prepaid expenses and other	48,371	15,802
Increase (decrease) in operating liabilities:
Increase (decrease) in accounts payable	(1,273,644)	3,881,286
Increase (decrease) in accrued expenses and other	(360,164)	269,114
Decrease in deferred revenue	(143,400)	(862,414)
Net Cash Provided By (Used In) Operating Activities	2,111,303	(158,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(16,608)	(15,412)
Patent license	(12,547)	(40,000)
Purchases of equipment	-	(45,483)
Increase in note receivable	(300,000)	-
Net Cash Used In Investing Activities	(329,155)	(100,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for equity offering costs	(85,803)	-
Repayments to shareholder	-	(124,846)
Net cash Used In Financing Activities	(85,803)	(124,846)

NET INCREASE (DECREASE) IN CASH	1,696,345	(384,467)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	372,435	585,549
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,068,780	$201,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$3,102

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES
Deferred equity offering costs in payables	$79,498	$-

See the accompanying notes to the condensed consolidated financial statements.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2012

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Valley Forge Composite Technologies, Inc., a Florida corporation (“VF”), is headquartered in Covington, Kentucky, and operates within the following wholly-owned subsidiaries (collectively, the “Company”) (all Florida corporations):

•	Valley Forge Detection Systems, Inc. (“VFDS”) – Development and sale of advanced detection systems, such as Thor, as further described below.
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

During 2012 and 2011, the Company continues to receive contracts to supply momentum wheels and components and various other electronic and mechanical devices for special projects.  This represents all of the Company’s revenues during these periods.  Periodically, the Company has a high margin sale outside of the expected gross profit range of approximately 10% - 15%.  Sales of this type cannot be predicted to reoccur on a consistent basis.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete consolidated financial statements.  The Accounting Standards Codification (“ASC”) as produced by the Financial Accounting Standards Board (“FASB”) is the sole source of authoritative GAAP for non-governmental entities.  The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2012 and the results of our operations and changes in our cash flows for the periods ended September 30, 2012 and 2011.  Results of operations for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.  Additional information, including the audited December 31, 2011 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.  The consolidated financial statements of the Company include the Company and its subsidiaries.  All material inter-company balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.  The Company held no cash equivalents at September 30, 2012 and 2011.

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

Accounts receivable

Receivables are based on contracted prices and are considered past due when the due date has expired.  Typically, receivables are due within 30 - 180 days, a change from the Company’s previous policy of receivables due within 15-45 days.  The policy change came at the request of the largest customer due to their collection cycle and was based upon the customer’s past payment performance and general assessment of creditworthiness.  For all customers, credit is based on the credit worthiness of the customer and collateral is generally not obtained.  Receivables are reviewed for collectability when they become past due.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company provides for estimated uncollectible accounts based on prior experience and review of existing receivables.  There was no allowance for doubtful accounts at September 30, 2012 and December 31, 2011.

Inventories

The Company accounts for inventories by applying the lower of cost or market method, on a first-in, first-out (FIFO) basis. Inventories consist of the following:

	SEP 30	DEC 31
	2012	2011
	(unaudited)
Raw Materials	$419,519	$4,035,468
Work in process	-	-
Finished goods	959,625	473,218
	$1,379,144	$4,508,686

Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Computers and equipment	5 - 15 years
Furniture and fixtures	7 years
Demonstration unit	5 years

Depreciation expense for the nine months ended September 30, 2012 and 2011 is $54,636 and $59,044, respectively.

Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

Deferred Equity Offering Costs

In connection with the Lincoln Park Capital (“LPC”) arrangement (Note 9), the Company incurred the following costs through September 30, 2012: (1) warrants issued to Wharton Capital Partners (Note 9), fair value of $356,145, (2) shares issued to LPC as a commitment fee, fair value of $282,739, and (3) professional fees related to the registration statement to register the LPC shares of $165,301.  These costs will be charged to additional paid-in-capital (“APIC”) as shares are sold to LPC.  During 2011, $66,425 has been charged to APIC related to the initial sale of shares to LPC in 2011.  In the event it is determined no additional shares will be sold under the LPC arrangement, any deferred equity offering costs will be expensed at such time.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists, shipment of goods to the customer occurs, the price is fixed or determinable and collection is reasonably assured.  See Note 8 for discussion of deferred revenue.  Sales are also net of customer returns of $750,000 for the nine months ended September 30, 2012.

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

Warranties

The Company warrants that aerospace goods and other mechanical devices delivered under its customer arrangements will conform to applicable technical standards and specifications and will be free from material and manufacture defects. The warranty period is one year and extends to goods subject to normal use by the customer, as defined. Management does not believe any significant warranty exposure exists at September 30, 2012.

Research and Development Costs

Research and development (“R&D”) costs, which relate primarily to the development, design and testing of products, are expensed as incurred.  R&D expense is included in selling and administrative expenses, and was $14,171 and $-0- for the nine months ended September 30, 2012 and 2011, respectively.  R&D expenses are necessary to accommodate customer needs, ongoing improvements or changing government regulations, the extent of which is presently unknown.

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

The Company’s policy for interest and penalties on material uncertain income tax positions recognized in the financial statements is to classify them as interest expense and operating expense, respectively.  The Company assessed its uncertain income tax positions for all open tax years and concluded that they have no material liabilities to be recognized.  The Company is no longer subject to federal, state, and local examination by tax authorities for tax years before 2009.

Advertising

Advertising costs are expensed as incurred.  For the nine months ended September 30, 2012 and 2011, advertising expense was insignificant.

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

The following sets forth the computation of earnings per share:

	For the Nine Months Ended
	September 30,
	2012	2011
	(unaudited)	(unaudited)
Net loss	$(578,982)	$(143,516)
Weighted average shares outstanding	62,393,113	61,320,774
Loss per share - basic and diluted	$(0.01)	$(0.00)

The Company’s common stock equivalents include the following:

	SEP 30	SEP 30
	2012	2011
	(unaudited)	(unaudited)
Class D Warrants	1,428,574	1,428,574
Class F Warrants	800,000	1,300,000
Class H Warrants	410,000	-
Class I Warrants	100,000	-
Options	4,050,000	4,050,000
Total common stock equivalents	6,788,574	6,778,574

On September 13, 2010, the Company issued 4,050,000 stock options of which 1,940,000 and 1,320,000 were vested at September 30, 2012 and 2011, respectively.  See Note 9 for further details regarding warrants.  See Note 11 for further details regarding options.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“FASB ASU No. 2011-05”), which requires a company to present components of net income (loss) and other comprehensive income (loss) in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. In addition, in December 2011, the FASB issued an amendment which specifically defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  This guidance is effective for fiscal years ending after December 15, 2012, with early adoption permitted. The Company currently presents components of net income and other comprehensive income in one continuous statement.

Reclassification

Certain 2011 items have been reclassified in order to conform with the 2012 financial statement presentation.

NOTE 2 - LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events.  Management currently believes its existing cash and investment balances, ongoing profitable sales and access to capital are adequate for the Company’s liquidity needs for the next twelve months.  However, this determination is subject to change based on changing facts and circumstances.

NOTE 3 – MARKETABLE SECURITIES

The cost and fair value of marketable securities are as follows:

	SEP 30	December 31,
	2012	2011
	(unaudited)
Available for sale equity securities:
Amortized Cost	$546,347	$529,737
Unrealized Gain (Loss)	456	(11,161)
Fair Value	$546,803	$518,576

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding gains and losses on available-for-sale securities in the amount of $456 and ($11,161) have been included in accumulated other comprehensive income (loss) at September 30, 2012 and December 31, 2011, respectively.

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

At September 30, 2012 and December 31, 2011, marketable securities consisted of an exchange traded bond fund that was measured using the Level 1 valuation hierarchy.

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

NOTE 5 – PROPERTY AND EQUIPMENT

The major classifications of equipment are summarized below:

	SEP 30	December 31,
	2012	2011
	(unaudited)
Computers and equipment	$89,643	$89,643
Furniture and fixtures	49,564	49,564
Demonstration unit	244,090	244,090
	383,297	383,297
Less: accumulated depreciation	(325,871)	(271,235)
	$57,426	$112,062

The demonstration unit is an ODIN unit available for testing by customers.

NOTE 6 – PATENT LICENSE

On September 22, 2011, the Company announced that it signed a definitive agreement for an exclusive license with Lawrence Livermore National Security, LLC (an affiliate of Lawrence Livermore National Laboratory (“LLNS”)) for certain patents covering an advanced accelerator-detector complex for high efficiency detection of hidden explosives.  The patents are those that may ultimately issue from two provisional patent applications filed by LLNS and related to inventions resulting from work done under a Cooperative Research and Development Agreement.  Pursuant to the license, the Company paid LLNS license issue fees of $40,000 and $12,547 in 2011 and 2012, respectively and will make royalty payments equal to 6% of net sales, subject to a minimum annual royalty of $30,000 beginning in 2014, $50,000 in 2015 and $60,000 in 2016 and thereafter during the term of the agreement, expiring December 5, 2030.

The patent license costs will be amortized over 19 years and three months until the expiration of the patents, if granted, on December 5, 2030.

	SEP 30	December 31,
	2012	2011
	(unaudited)
Patent License	$52,547	$40,000
Less: accumulated amortization	(2,129)	(570)
	$50,418	$39,430

Amortization expense for the nine months ended September 30, 2012 and 2011 was $1,559 and $-0-.

Amortization for each of the next five years will be $2,765 per year.

NOTE 7 – ACCOUNTS PAYABLE

The Company’s 2012 accounts payable include $8,872 borrowed on revolving credit lines utilizing corporate credit cards which bear interest at an average rate of 11.36% per annum and call for total minimum monthly installment payments of $178 as of September 30, 2012. However, since amounts may be due on demand and it is the Company’s intent to pay such balances in their entirety within 12 months; such amounts have been classified as current.

The remaining 2012 accounts payable consist of ordinary inventory purchases and administrative expenses which were incurred in the operations of the Company and include $4,645,367 of trade accounts.

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

NOTE 8 – DEFERRED REVENUE

The Company has received $147,651 and $291,051, at September 30, 2012 and December 31, 2011, respectively, in cash for orders it generally intends to ship in the following twelve months based on customer needs.  Per the Company’s revenue recognition policy (see Note 1), generally the revenue will be recognized when goods have been shipped to the customer.  The Company no longer requires an advance payment on customer orders.

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

This registration statement was declared effective as of October 2, 2012.

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
During 2010, the Company issued 428,572 shares of common stock following the exercise of 428,572 Class D Warrants and 1,428,574 shares under Class D warrants remain unexercised .

On May 27, 2009, the Company issued 1,900,000 shares of common stock to MKM and individual investors for cash.  In connection with the common stock purchase, MKM Capital Advisors and the individual investors were issued Class F Warrants to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $0.20 per share.

On January 29, 2010, the Company issued 534,624 shares of common stock following the cashless exercise of 600,000 Class F Warrants.  On January 18, 2012, the Company issued 349,120 shares of common stock following the cashless exercise of 500,000 Class F Warrants.  Accordingly, 1,800,000 shares under Class F warrants remain unexercised.

Wharton Capital Partners, Ltd. assisted the Company in arranging for the equity offering arrangement with Lincoln Park Capital, as described above.  As compensation for its services, the Company issued Class H Warrants to Wharton Capital Partners, Ltd, dated October 4, 2011, to acquire 410,000 shares of the Company's common stock at a price of $1.09 per share.  The warrants expire on October 3, 2016 and may be exercised, in whole or in part, at any time prior to expiration either for cash or pursuant to a cashless exercise provision contained in the warrant.  A fair value of $356,145 was calculated relating to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.94; exercise price of $1.09 per share; time to expiration (days) of 1,826; expected volatility of 158%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 0.19%. The fair value has been recorded to deferred equity offering costs (Note 1) in the accompanying September 30, 2012 and December 31, 2011 consolidated balance sheets.

On February 16, 2012, the Company issued Class I Warrants to Hayden Investor Relations to acquire 100,000 shares of common stock at a price of $0.60 per share.  The warrants expire on February 15, 2015.  A fair value of $53,429 was calculated relating to these warrants using the Black-Scholes pricing model with the following assumptions: share price of $0.64; exercise price of $0.60 per share; time to expiration (days) of 1,095; expected volatility of 156%; no dividends; and an annual interest rate based on 3-month U.S. Treasury Bill of 2.31%.  The warrants vest 50% at inception and 50% on August 16, 2012.  For the nine months ended September 30, 2012, expense of $53,429 was recorded along with an increase of additional paid-in capital.

Stock warrant activity for the period ended September 30, 2012 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at January 1, 2012	3,138,574	$0.32
Granted	100,000	0.60
Forfeited	-	-
Exercised	(500,000)	0.20
Outstanding at September 30, 2012	2,738,574	$0.35

The following table summarizes the Company's Class D, Class F Class H and Class I stock warrants outstanding at September 30, 2012:

Warrant Class	Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
D	$0.20	1,428,574	3.00	$0.20
F	$0.20	800,000	1.75	$0.20
H	$1.09	410,000	4.00	$1.09
I	$0.60	100,000	2.40	$0.60

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

Using the Black-Scholes-Merton option pricing model, management has determined that the options have a value ranging from $1.29 to $1.33.  For the nine months ended September 30, 2012 and 2011 the Company recognized compensation cost and an increase in additional paid-in capital of $614,867 and $614,867 and an income tax benefit has not been reflected due to an increase in the deferred tax asset valuation allowance. As of September 30, 2012, there was $2,382,166 of total unrecognized compensation cost relating to unvested stock options.  That cost is expected to be recognized in the years ending December 31, 2012, 2013, and 2014 in the amounts of $819,823 per year, while $332,500 will be recognized upon the completion of certain sales goals for ODIN and THOR.

The assumptions used and the calculated fair value of the options are as follows:

Expected dividend yield	-0-
Risk-free interest rate	3.78% - 4.99%
Expected life in years	5-7
Expected volatility	180.00%
Weighted average of fair value of options granted	$1.32

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding:

	Total Options	Weighted Average Exercise Price
Total options outstanding, January 1, 2012	4,050,000	$1.38
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Total options outstanding, September 30, 2012	4,050,000	1.38

Options exercisable, September 30, 2012	1,940,000	$1.38

	Nonvested Options	Average Fair Value
Nonvested options
Nonvested options, January 1, 2012	2,730,000	$1.32
Granted	-	-
Vested	(620,000)	1.32
Forfeited	-	-
Nonvested options, September 30, 2012	2,110,000	$1.32

At September 30, 2012, vested exercisable options were outstanding for 1,940,000 shares at an exercise price between $1.35 and $1.49.  The weighted average value of the options is $1.32.  Of the vested options, 404,040 options have a remaining life of 2.6 years and expire on September 13, 2015 while 1,535,960 options have a remaining life of 7.6 years and expire on September 13, 2020.  The 2,110,000 nonvested options will vest over the next 2.6 to 7.6 years excluding 250,000 which will vest upon completion of certain sales goals for ODIN and THOR.

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

NOTE 12 – INCOME TAXES

There was no income tax expense or benefit for the nine months ended September 30, 2012 and 2011 due to the Company’s net losses and changes in its deferred tax asset valuation allowance.

Deferred income taxes reflect the income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  Management has recorded a full valuation allowance of its net deferred tax asset at September 30, 2012 and December 31, 2011 under the more likely than not approach.

The Company has net operating loss carryforwards for tax purposes of approximately $3,400,000 that begin to expire in 2028 if not utilized.  Utilization of the Company’s net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 13 - DESCRIPTION OF LEASING ARRANGEMENTS

The Company leases of 2,985 square feet of office space located at 50 E. River Center Boulevard, Suite 820, Covington, Kentucky. The lease expires in February, 2017.  Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $41,000 for the initial twelve months.  These expenses are anticipated to increase at a 3% rate annually for the remaining term of the agreement.

The Company leases 2,700 square feet of warehouse space located at 1895 Airport Exchange Blvd, Building A, Erlanger, Kentucky, expiring in December, 2012.  Under the terms of the lease, the Company shall pay additional rent to cover operating expenses of the property of approximately $350 per month.

Rent expense for the periods ended September 30, 2012 and 2011 was $60,559 and $65,355, respectively.

The following is a schedule of future minimum lease payments required under the leases as of September 30, 2012:

Period Ending September 30,	Amount
2013	$50,391
2014	47,141
2015	48,307
2016	49,504
2017	21,094
$216,437

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

For the nine months ended September 30, 2012 and 2011, the Company incurred expenses for accounting services of $86,490 and $85,950, respectively, to a firm related to a member of the board of directors.

For the nine months ended September 30, 2012 and 2011, the Company paid $-0- and $50,000 to L & M Consulting (“L&M”) which is owned by Louis Brothers, Jr., the son of Louis Brothers, Sr., the Company’s president and chief executive officer.  The Company retained L&M to provide information technology consulting services.

For the nine months ended September 30, 2012 and 2011, the Company also paid Louis Brothers, Jr. for consulting services of $16,000 and $20,000, respectively.

For the nine months ended September 30, 2012 and 2011, the Company incurred expenses for translating services of $5,880 and $6,489, respectively, to a member of the board of directors.

NOTE 15 – CONCENTRATION AND CREDIT RISK

During the nine months ended September 30, 2012, one customer accounted for 100% of the Company’s total revenues.  During the nine months ended September 30, 2011, two customers accounted for 90% and 10% of the Company’s total revenues.  A reduction in sales from or loss of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s entire September 30, 2012 accounts receivable balance of $2,782,283 is from one customer.  The accounts receivable balance of $3,592,821 is from one customer as of December 31, 2011.  The customer is a multinational corporation and all of the Company’s sales are exported.  The Company has not experienced any bad debts from this customer.

The Company receives its inventory from approximately eight suppliers.  The Company has an accounts payable balance to these suppliers of $4,589,469 and $5,765,349 as of September 30, 2012 and December 31, 2011, respectively.

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
The Company and Mr. Brothers deny all allegations and have filed an Answer and Affirmative Defenses; raising numerous defenses to the claims.   They also intend to file applicable counterclaims and possible third party claims, but they cannot provide assurances as to the outcome of the matter.  The matter is scheduled for trial during the trial period beginning March 11, 2013.

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

Demand for action letter and settlement offer

On April 24, 2011, Valley Forge Composite Technologies, Inc. (the “Company”) and its Board of Directors (the “Board”) received a letter entitled “Demand for Action” wherein an attorney representing a class of shareholders alleges facts to support the following claims:  “Fraudulent Misrepresentation and Concealments in Violation of §10(b) of the Securities Exchange Act of 1934 and S.E.C. Rule 10b-5,” “Selective Disclosure of, and Failure to Disclose, Material Information, In Violation of Regulation FD”; and “Breaches of Fiduciary Duty”.

On March 8, 2012 the attorney representing the “class of shareholders” transmitted by email a Settlement Agreement and Mutual General Release (“Settlement Agreement”).  The “class of shareholders” is defined in the Settlement Agreement as the “Levine Parties” and consists of Mr. Evan Levine, his wife and children, his parents and  Mark Capital LLC.

On May 3, 2012, the Company received a “Final Settlement Overture” from the attorney who sent the original demand letter and the Levine Parties and the Company (collectively, the “Parties”) agreed to mediation in an effort to resolve the disputes.

On September 28, 2012, as a result of mediation, the Parties executed an Agreement Reached Pursuant to Mediation (“Mediation Settlement Agreement”) wherein two independent persons shall be appointed to the Board, with the first by January 31, 2013 and the second by April 30, 2013.    The Parties agreed that other provisions of the Mediation Settlement Agreement shall be confidential except as may be required by law.   The Company believes the remaining provisions of the Mediation Settlement Agreement will not have a material impact on the Company’s finances or operations and are not subject to further disclosure.

The Company is also a plaintiff in certain legal actions which could result in a gain.  The ultimate outcome is not determinable and no amounts have been recognized.

NOTE 17 – SUBSEQUENT EVENTS

On October 19, 2012, the Board of Directors of the Company authorized the issuance of 96,000 shares of common stock for 2012 services, distributed equally to the three executive officers and five members of the Board.  The Company has recorded an expense of $10,584 for the nine months ended September 30, 2012 for services rendered during the first nine months of the year.  The value of the services was recorded based on the previous five day average share price at the date of authorization.  The recipients were required to remain in service through December 31, 2012.

We have evaluated the period from September 30, 2012 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and no other events have been identified.

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

Liquidity and Capital Resources

Between January 1, 2012 and September 30, 2012, our capital requirements have largely been met through sales of products other than THOR or ODIN. We recorded sales of $11,081,682 from the sale of various aerospace products and other mechanical devices. We anticipate that income from sales of such products will be sufficient to finance our ongoing operating requirements in 2012.  To the extent we make sales of ODIN or THOR systems during the next several months, we expect to negotiate customer deposits sufficient to provide us with the working capital needed to build the related systems. However, there are no assurances this will occur.  With respect to the Company no longer requiring advanced payment from customers, the effect on liquidity is offset by vendors granting the Company extended payment terms.  In addition, to the extent we may need additional working capital, we may decide (if possible) to exercise our rights under our $20.25 million Purchase Agreement with Lincoln Park.

Under the Purchase Agreement, we may direct Lincoln Park to purchase up to $20,250,000 worth of shares of our common stock until April 1, 2014.  On any trading day selected by us, we may sell to Lincoln Park up to $500,000 of common stock by delivering a purchase notice to Lincoln Park. The Purchase Price of such shares is equal to the lesser of: (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.  Lincoln Park does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.50. To the extent that the market price of our common stock is below $0.50 per share on a trading day, we would not receive any proceeds under the Purchase Agreement for that day.

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

This registration statement was declared effective on October 2, 2012.

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

The following liquidity events describe the amounts and sources of our capital resources and describe how we have paid our expenses. For the nine months ended September 30, 2012, we had positive cash flows from operations due primarily to net changes in accounts receivable, insurance receivable, inventories, vendor deposits, accounts payable, accrued expenses and deferred revenue. We had a decrease in accounts receivable of $810,538 that was due to increased efforts by the Company to collect the outstanding balance, an increase in insurance receivable, a decrease in inventories of $3,129,542, an increase in vendor deposits of $$193,200, a decrease in accounts payable of $1,359,447, a decrease in accrued expenses of $360,164 and a reduction in advance payments received from customers of $143,400 which had negative impacts on our cash flows. We expect cash flows from operations to improve for the rest of 2012 as cash receipts from customers and cash payments to vendors will be more correlated due to the extended payment terms we have received from vendors.  From October 1, 2012 through November 12, 2012, the Company has collected $965,100 of the outstanding accounts receivable balance of $2,782,283 at September 30, 2012. The accounts receivables balance 180 days past due at September 30, 2012 was $-0-.  From October 1, 2012 through November 12, 2012, the Company has paid $750,561 of the outstanding accounts payable balance of $4,654,239.  Further, we believe our cash and investment reserves are satisfactory to fund any potential operating shortfalls in 2012.

We have incurred a net loss of $578,982 for the nine months ended September 30, 2012 but had net income of $426,756 for the year ended December 31, 2011.

Historically, we have relied on gross profit from revenues, debt financing and sales of our common stock to satisfy our cash requirements. For the nine months ended September 30, 2012, we received cash proceeds of $8,299,399 from sales of various products and $3,592,821 from accounts receivable outstanding at December 31, 2011.  Our cash outflows for the period consisted of net decrease in accounts receivable of $810,538, an increase in insurance receivable of $62,684, increase in vendor deposits of $193,200, marketable securities purchases of $16,610, investment in patent license of $12,547, decrease in accounts payable of $1,279,948, decrease of accrued expenses of $360,164, and a net decrease in advance payments received from customers of $143,400.  For the nine months ended September 30, 2011, we received cash proceeds of $5,995,647 from sales of various products and $1,991,902 from accounts receivable outstanding at December 31, 2010.  Our cash outflows for the nine months consisted of net increase of inventories of $1,567,751, marketable securities purchases of $15,412, investment in patent license of $40,000, equipment purchases of $45,483, and repayment to shareholder of $124,846 and a net decrease in advance payments received from customers of $862,414.

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

Commitments and Contingent Liabilities

The Company leases office and warehouse space in Covington, KY and Erlanger, KY under non-cancelable operating leases, expiring February 2017 and December 2012, respectively.  The aggregate base rent is $5,940 per month. At September 30, 2012, future minimum payments for operating leases related to our office and manufacturing facilities were $216,437 through February 2017.

Our total current liabilities decreased to $4,851,090 at September 30, 2012 compared to $6,634,602 at December 31, 2011. Our total current liabilities at September 30, 2012 included accounts payable of $4,654,239, accrued expenses of $49,200, and deferred revenue of $147,651 compared to our total current liabilities at December 31, 2011 which included accounts payable of $5,934,187, accrued expenses of $409,364 and deferred revenue of $291,051.

Results of Operations

The following discussions are based on the unaudited condensed consolidated financial statements of Valley Forge Composite Technologies and its subsidiaries. These charts and discussions summarize our financial statements for the nine months ended September 30, 2012 and 2011, and should be read in conjunction with the financial statements, and notes thereto, included with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

SUMMARY COMPARISON OPERATING RESULTS

	THREE MONTHS ENDED SEP 30, 2012	THREE MONTHS ENDED SEP 30, 2011	NINE MONTHS ENDED SEP 30, 2012	NINE MONTHS ENDED SEP 30, 2011
Gross profit	$676,657	$321,449	$1,303,389	$1,911,946
Total operating expenses	586,711	750,998	1,899,032	2,069,089
Income (loss) from operations	89,946	(429,549)	(595,643)	(157,143)
Total other income	5,342	5,783	16,661	13,627
Net income (loss)	95,288	(423,766)	(578,982)	(143,516)
Other comprehensive income (loss)	5,873	(10,144)	11,617	(10,171)
Comprehensive income (loss)	$101,161	$(433,910)	$(567,365)	$(153,687)
Net loss per share:
Basic	$0.00	$(0.01)	$(0.01)	$(0.00)
Diluted	$0.00

For the nine months ended September 30, 2012, the Company’s slight decrease in revenues is related to a decrease in aerospace sales due to the timing of customer orders and shipments.  Revenues primarily from momentum wheels and associated components, were $11,081,682 and $11,337,017 for the nine months ended September 30, 2012 and 2011.  All of these revenues were concentrated among a few customers.

To date, no revenues have been attributable to sales from ODIN or THOR.  All sales for the nine months ended September 30, 2012 and 2011 have been for aerospace products and other mechanical devices. We have experienced an increase in revenues (from 2009) due to enhanced relationships with existing momentum wheel customers.  The Company periodically receives a high profit margin order that exceeds the expected gross profit range of approximately 10% - 15%.

Our gross profit margins have decreased for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011.  We have seen a decrease of our gross margin to 12% from 17% for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in profit margin for the nine months ended September 30, 2012 was due to a few high margin sales at September 30, 2011.  These high margin sales consisted of products the Company assembled and tested utilizing key legacy components the Company was able to source at the time.  Because it is uncertain whether further legacy components will be available, the Company cannot predict whether these high margin sales will occur with regularity in the future.  The Company’s goal is to increase gross profit margin on future sales of momentum wheels and other aerospace products.

Our operating expenses generally increased for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011.  The major components of our operating expenses consisted of selling and administrative expenses and share-based payments.  For the nine months ended September 30, 2012 and 2011, our selling and administrative expenses were $1,220,300 and $1,385,606 and our share-based payment expenses were $678,732 and $683,483.
Operating expenses The following table shows our operating expenses:

	For the three months ended SEP 30,				For the nine months ended SEP 30,
	2012	2011	Percent Change		2012	2011	Percent Change
Selling and administrative expenses	$364,490	$477,427	(24	) %	$1,220,300	$1,385,606	(12	) %
Share-based payments	222,221	273,571	(19	) %	678,732	683,483	(1	) %
Total operating expenses	$586,711	$750,998	(22	) %	$1,899,032	$2,069,089	(8	) %

Selling and administrative expenses decreased $165,306 for the nine months ended September 30, 2012 compared to the same period of 2011 which is primarily attributable to a decrease in legal settlement costs.  Total selling and administrative expenses were 11.0% and 12.2% of sales for the nine months ended September 30, 2012 and 2011, respectively.

Share-based payments decreased $4,751 for the nine months ended September 30, 2012 compared to the same period of 2011.

Total operating expenses were 17.1% and 18.3% of sales for the nine months ended September 30, 2012 and 2011.

Loss from operations Loss from operations totaled $595,643 (or 5.4% of sales) in the nine months ended September 30, 2012 compared to the loss from operations of $157,143 (or 1.4% of sales) for the nine months ended September 30, 2011. The loss from operations increased due to a decrease in sales and a decrease in gross profit.  The decrease in sales is due to the timing of shipments.  The decrease in gross profit is due to the higher margin non-recurring sale in 2011.

Net loss Net loss for the nine months ended September 30, 2012 increased $435,466, compared to 2011. The increase in net loss is primarily due to a decrease in sales and a decrease in gross profit.

Interest expense, net Overall interest expense, net, decreased due to the full repayment of outstanding long-term debt in 2011.

The following chart provides a breakdown of our sales for the three and nine months ended September 30, 2012 and 2011.

	THREE MONTHS ENDED SEP 30, 2012	THREE MONTHS ENDED SEP 30, 2011	NINE MONTHS ENDED SEP 30, 2012	NINE MONTHS ENDED SEP 30, 2011
Valley Forge Detection Systems, Inc.	$-	$-	$-	$-
Valley Forge Aerospace, Inc.	5,825,920	1,756,042	11,081,682	11,337,017
Valley Forge Imaging, Inc.	-	-	-	-
Valley Forge Emerging Technologies, Inc.	-	-	-	-
Totals Per Financial Statements	$5,825,920	$1,756,042	$11,081,682	$11,337,017

Our total operating expense was $1,899,032 and $2,069,089, respectively, for the nine months ended September 30, 2012 and 2011.

Our average monthly cost of operations from January 2012 through September 2012 was approximately $211,000. Excluding aggregate non-cash charges of $56,194 for depreciation and amortization, and $678,732 for share-based payments, our average monthly cost of operations from January 2012 through September 2012 was approximately $129,000.

As of September 30, 2012, we had $2,068,780 in cash remaining as well as $546,803 of marketable securities.

At this rate, and barring any material changes to our capital requirements and assuming no additional revenue with margin, we anticipate being able to sustain our operations for more than twelve months, at which time we will have to obtain additional funding in the absence of obtaining additional cash from operations or other sources. Our ability to sustain ourselves on our current cash position depends almost entirely on: (1) continued sales of our aerospace products and conversion of working capital to cash (2) how long the government and/or customer approval process may take and how high the initial market demand is for the THOR system, and (3) how long it takes to realize revenue from any sales of ODIN units; and (4) whether additional cash infusions are obtained via the issuance of equity securities or from other sources, including from Lincoln Park.  It is uncertain whether we will receive significant cash payments for THOR and unlikely we will receive significant cash payments for ODIN sales during the remainder of 2012.  While the receipt of purchase orders for THOR units will dictate our major production needs, the timing of the government approval process, where relevant, is largely out of our control. Likewise, in the fourth quarter of 2009, we placed a unit with ODIN components in a foreign country for the purpose of demonstration and sales. That demonstration unit has been returned and no sale occurred. Although the unit performed according to specifications, we do not have a forecast of how long it may take to realize revenues from any sales of such units.  Although we presently have enough cash and marketable securities to fund operations through December 31, 2012, we have no immediate plans to raise additional capital, notwithstanding the Lincoln Park Capital arrangement, because we believe profits from sales of momentum wheels and associated products will be sufficient to cover operating expenses through the end of 2012.  However, we are refining our cash flow forecast and if warranted, we will seek to raise additional capital through commercial loans and other financing sources, if available, or, through exercising our rights under the Lincoln Park Capital Purchase Agreement, if possible.

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

The Company has received information regarding new government specifications for passenger screening, but has not yet reviewed it.  Once the company reviews it, the Company will reevaluate whether or not to continue to use the existing technology associated with ODIN.  Currently we have two ODIN machines, which are included on the balance sheet as assets in the amount of $149,056, net of accumulated depreciation and inventory allowance, as of September 30, 2012.  If we decide not to continue with the existing technology but to utilize a new system that we have developed, then it will be possible that we may not be able to sell our existing ODIN machines.  In that case we may be required to write down the carrying value of those existing machines on our financial statements.  In addition, in light of all this, the Board of Directors has discussed whether or not it makes sense to continue to pursue ODIN, particularly because the effort to continue ODIN may detract from our management's focus on THOR and our growing aerospace business.  The Board of Directors has not made a decision on this issue yet.

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

Description of Critical Accounting Policies and Estimates, Going Concern, and Fair Value of Financial Instruments

This section of our 10-Q contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, our revenue recognition policy, and the effect on our financial statements of recent accounting pronouncements.  A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 1 of the “Notes to Consolidated Financial Statements” for the nine months ended September 30, 2012.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events.    While the Company has a net loss for the nine months ended September 30, 2012, it had a net profit for the year ended December 2011 and has experienced net losses in prior years.  Management believes its existing cash and investment balances, ongoing profitable sales and access to capital are adequate for the Company’s liquidity needs for the next twelve months.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“FASB ASU No. 2011-05”), which will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. In addition, in December 2011, the FASB issued an amendment which specifically defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  This guidance is effective for fiscal years ending after December 15, 2012, with early adoption permitted. The Company currently presents components of net income and other comprehensive income in one continuous statement.

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

Item 4. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2012.  During this evaluation, we identified a material weakness in our internal control over financial reporting.  We have a limited staff so a limited number of people perform all financial duties.  Much of our financial accounting is performed by outside accountants not affiliated with our independent registered public accounting firm.  In addition, we determined that one of our previously filed financial statements required an adjustment.  Accordingly, the principal executive officer/principal financial officer concluded that the disclosure controls and procedures were not effective to provide reasonable assurance that information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports or submitted by the Company under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company and Mr. Brothers deny all allegations and have filed an Answer and Affirmative Defenses raising numerous defenses to the claims.   They also intend to file applicable counterclaims and possible third party claims, but they cannot provide assurances as to the outcome of the matter.  The matter is scheduled for trial during the trial period beginning March 11, 2013.

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

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: November 14, 2012	By:	/s/ Louis J. Brothers
Louis J. Brothers
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer