Form 10-Q/A
period 2012-09-30
VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.
filed 2012-11-27
CIK 1332412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Valley Forge Composite Technologies, Inc. (the “Company”) for the quarterly period ended September 30, 2012 as filed with the Securities and Exchange Commission, to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T.

PART II
OTHER INFORMATION

ITEM 6. Exhibits
(d) Exhibits

101  Interactive data files pursuant to Rule 405 of Regulation S-T:
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FORGE COMPOSITE TECHNOLOGIES, INC.

Date: November 27, 2012	By:	/s/ Louis J. Brothers
Louis J. Brothers President, Chief Executive Officer and Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Duly Authorized Officer)